Form 10-Q
period 1996-06-30
GREEN STREET FINANCIAL CORP
filed 1996-08-08
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended                 June 30, 1996
                                   --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                   ---------------    --------------

                         Commission File Number 0-27620
                                                -------

                           Green Street Financial Corp
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                          56-1951478
- - -------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

                                241 Green Street
                     Fayetteville, North Carolina 28301-5051
                     ---------------------------------------
               (Address of principal executive office) (Zip code)

                                 (910)-483-3681
                                 --------------
                         (Registrant's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                       ---        ---

As of August 1, 1996 there were issued and outstanding 4,298,125 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                          Pages

     Item 1.  Financial Statements
Consolidated statements of financial condition at September
30, 1995 and June 30, 1996                                                  1-2
Consolidated statements of income for the three months ended
June 30, 1995 and June 30, 1996                                               3
Consolidated statements of income for the nine months ended
June 30, 1995 and June 30, 1996                                               4
Consolidated statements of cash flows for the nine months
ended June 30, 1995 and June 30, 1996                                       5-6
Notes to consolidated financial statements                                  7-9

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                         10-13

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              14
     Item 2.  Changes in Securities                                          14
     Item 3.  Defaults upon Senior Securities                                14
     Item 4.  Submission of Matters to a Vote of Security Holders            14
     Item 5.  Other Information                                              14
     Item 6.  Exhibits and Reports on Form 8-K                               14

     Signatures                                                              15

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1995 and June 30, 1996


                                                              September 30,    June 30,
ASSETS                                                             1995         1996
- - -----------------------------------------------------------------------------------------
                                                                             (Unaudited)
Cash and short-term cash investments:
   Interest-earning                                           $ 27,472,071 $  47,190,012
   Noninterest-earning                                             638,210       612,714
Federal funds sold                                                 537,769     1,400,806
Investment securities:
   Held to maturity , at amortized cost                          2,993,438     5,993,438
   Nonmarketable equity securities                               1,170,889     1,170,889
Loans receivable, net                                          117,201,293   121,574,131
Accrued interest receivable, investments                           116,911       193,494
Real estate acquired in settlement of loans                              -        42,218
Property and equipment, net                                        352,252       336,692
Prepaid expenses and other assets                                  533,051       466,711
Refundable income taxes                                             12,000             -
                                                               -------------------------

           Total Assets                                       $151,027,884 $ 178,981,105
                                                              ---------------------------

See Notes to Consolidated Financial Statements


                                                              September 30,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1995           1996
- - -----------------------------------------------------------------------------------------
                                                                              (Unaudited)
Liabilities:
   Deposits                                                   $127,482,945 $ 114,121,951
   Advance payments by borrowers for taxes and insurance           636,529       944,341
   Accrued expenses and other liabilities                          139,004       573,117
   Deferred compensation                                           411,015       408,835
   Deferred income taxes                                           128,000       164,000
   Income taxes payable                                                  -        14,250
                                                              ---------------------------
           Total liabilities                                   128,797,493   116,226,494
                                                              ---------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000
   shares; none issued                                                   -             -
   Common stock, no par value, authorized 10,000,000 shares;
     issued  no shares in 1995 and 4,298,125 in 1996                     -             -
   Additional paid-in capital                                            -    41,744,021
   Note receivable, ESOP                                                 -    (2,535,000)
   Retained earnings, substantially restricted                  22,230,391    23,545,590
                                                              ---------------------------
           Total  stockholders' equity                          22,230,391    62,754,611
                                                              ---------------------------
           Total liabilities and stockholders' equity         $151,027,884 $ 178,981,105
                                                              ===========================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 1995 and 1996



                                                                  1995           1996
- - ----------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                     $  2,342,777 $   2,467,129
   Short-term cash investments                                    406,222       776,239
   Investment securities                                           78,027        88,791
                                                             ---------------------------
           Total interest income                                2,827,026     3,332,159
Interest on deposits                                            1,625,343     1,430,706
                                                             ---------------------------
           Net interest income                                  1,201,683     1,901,453
Provision for loan losses                                               -        10,073
                                                             ---------------------------
            Net interest income after provision for loan
              losses                                            1,201,683     1,891,380
                                                             ---------------------------
Noninterest income:
   Service charges and fees                                         5,550        10,413
   Other                                                           10,509        12,743
                                                             ---------------------------
                                                                   16,059        23,156
                                                             ---------------------------
Noninterest expense:
   Compensation and employee benefits                             323,508       421,497
   Deposit insurance                                               83,508        84,209
   Occupancy expenses                                              36,240        37,910
   Advertising                                                     28,311        26,647
   Data processing expense                                         21,669        22,298
   Other                                                           52,680        79,224
                                                             ---------------------------
                                                                  545,916       671,785
                                                             ---------------------------
           Income before income taxes                             671,826     1,242,751
                                                             ---------------------------
Income taxes:
   Current                                                        238,000       440,350
   Deferred                                                         4,000        10,000
                                                             ---------------------------
                                                                  242,000       450,350
                                                             ---------------------------
           Net income                                        $    429,826 $     792,401
                                                             ===========================

Primary earnings per share                                   $    n/a     $        0.19
                                                             ===========================

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended June 30, 1995 and 1996


                                                                  1995          1996
- - ----------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                     $   6,699,117 $  7,392,857
   Short-term cash investments                                   1,349,123    1,679,201
   Investment securities                                           173,086      244,100
                                                             ---------------------------
           Total interest income                                 8,221,326    9,316,158
Interest on deposits                                             4,376,087    4,866,682
                                                             ---------------------------
           Net interest income                                   3,845,239    4,449,476
Provision for loan losses                                                -       10,073
                                                             ---------------------------
            Net interest income after provision for loan
             losses                                              3,845,239    4,439,403
                                                             ---------------------------
Noninterest income:
   Service charges and fees                                         25,633       46,377
   Other                                                            42,364       54,627
                                                             ---------------------------
                                                                    67,997      101,004
                                                             ---------------------------
Noninterest expense:
   Compensation and employee benefits                            1,029,447    1,117,096
   Deposit insurance                                               256,134      250,695
   Occupancy expenses                                              115,440      121,269
   Advertising                                                     113,346      101,597
   Data processing expense                                          70,940       75,408
   Other                                                           174,803      216,977
                                                             ---------------------------
                                                                 1,760,110    1,883,042
                                                             ---------------------------
           Income before income taxes                            2,153,126    2,657,365
                                                             ---------------------------
Income taxes:
   Current                                                         757,403      901,703
   Deferred                                                         14,000       36,000
                                                             ---------------------------
                                                                   771,403      937,703
                                                             ---------------------------
           Net income                                        $   1,381,723 $  1,719,662
                                                             ===========================

Primary earnings per share                                   $    n/a      $       0.43
                                                             ===========================

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended June 30, 1995 and 1996


                                                                    1995         1996
- - -----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                  $  1,381,723 $  1,719,662
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                    31,638       32,327
     Net gain on disposal of real estate acquired
        in settlement of loans                                       (2,172)     (14,030)
     Increase in deferred income taxes                               14,000       36,000
     Increase (decrease) in deferred compensation                    13,198       (2,180)
     ESOP compensation charged to paid-in capital                         -       17,160
     Changes in assets and liabilities:
       (Increase) decrease in:
         Prepaid expenses and other assets                           52,217       66,340
         Refundable income taxes                                     (8,000)      12,000
         Accrued interest receivable                               (108,841)     (76,583)
       Increase (decrease) in:
         Accrued expenses and other liabilities                      75,264       29,650
         Income taxes payable                                       (12,500)      14,250
                                                               --------------------------
           Net cash provided by operating activities              1,436,527    1,834,596
                                                               --------------------------
Cash Flows From Investing Activities
   Net increase in loans receivable                              (9,600,048)  (4,549,648)
   Proceeds from sale of real estate acquired in settlement
     of loans                                                        39,920      148,622
   Purchase of held to maturity investment securities            (2,993,438)  (3,000,000)
   Purchase of property and equipment                               (13,251)     (16,767)
                                                               --------------------------
           Net cash used in investing activities                (12,566,817)  (7,417,793)
                                                               --------------------------

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1995 AND 1996


                                                                   1995         1996
- - ----------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net decrease in deposits                                     $ (4,044,704) $(13,360,994)
   Proceeds received from issuance of common stock
     net of stock issuance costs incurred                                  -    39,126,861
   Principal payment for ESOP debt                                         -        65,000
   Increase in advance payments by borrowers
      for taxes and insurance                                         32,747       307,812
                                                               -------------   ------------
           Net cash provided by (used in) financing               (4,011,957)   26,138,679
             activities
                                                               -------------   ------------
           Net increase (decrease) in cash and cash              (15,142,247)   20,555,482
             equivalents
Cash and cash equivalents:
   Beginning                                                      42,862,715    28,648,050
                                                               -------------  ------------
   Ending                                                       $ 27,720,468   $49,203,532
                                                                ============  ============

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest                                                   $  4,373,123   $ 4,874,154
                                                                ============  ============
     Income taxes                                               $    777,903   $   875,453
                                                                ============   ===========
   Cash and cash equivalents:
     Cash and short-term investments:
       Interest-bearing                                         $ 26,346,379   $47,190,012
       Noninterest-bearing                                           357,089       612,714
     Federal funds sold                                            1,017,000     1,400,806
                                                                ------------   -----------
                                                                $ 27,720,468   $49,203,532
                                                                ============   ===========


Transfer from loans to real estate acquired in settlement of
loans                                                          $           -   $   175,459
                                                               =============   ===========

Stock issued in exchange for note receivable from ESOP         $           -   $ 2,600,000
                                                               =============   ===========

Accrued dividends payable                                      $           -   $   404,463
                                                               =============   ===========

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

- - -------------------------------------------------------------------------------

Note 1.  Nature of Business

Green Street Financial Corp (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Home Federal Savings and Loan (the "Association" or "Home Federal") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company was organized in December 1995 to acquire all of the common stock of Home Federal upon its conversion to stock form. A subscription and community offering of the Company's shares closed on April 3, 1996, at which time the Company acquired all of the shares of the Association and commenced operations.


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1995, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Home Federal, although the Company did not own any shares of the Association and had no assets, liabilities, equity or operations at any date prior to April 3, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to April 3, 1996, such statements for all periods prior to April 3, 1996 include only the accounts and operations of Home Federal. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1996.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1995 Home Federal financial statements, except for the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements were adopted effective October 1, 1995 as explained below.


Note 3.  Earnings Per Share

The Company's earnings per share for the three and nine month periods ended June 30, 1996 is based on 4,044,625 shares assumed to be outstanding for the periods. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the nine month period ended June 30, 1996 is reported based upon the

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

- - --------------------------------------------------------------------------------

Note 3.  Earnings Per Share (Continued)

assumption that such shares had been outstanding from the beginning of the nine month period although the shares were actually outstanding for periods subsequent to April 3, 1996 and no consideration has been given to the earnings that would have been generated had such shares been issued as of October 1, 1995. Earnings per share for the three and nine month periods ended June 30, 1995 have not been presented in the consolidated statements of income because the Association had not converted to stock form and the Company had not completed its stock offering at any time during those periods.


Note 4.  Dividends Declared

On June 26, 1996, the Board of Directors of Green Street Financial Corp declared a dividend of $ .10 a share for stockholders of record as of July 8, 1996 and payable on July 19, 1996. The dividends declared were accrued and reported as other liabilities in the June 30, 1996 consolidated balance sheet. In addition, on June 26, 1996, the Board of Directors of Home Federal declared an upstream dividend of $629,819 to Green Street Financial Corp, which was paid on July 19, 1996.


Note 5.  Adoption of SFAS No. 114 and 118

The Company and Home Federal were required to adopt Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of October 1, 1995. SFAS No. 114 requires all creditors to measure the impairment of a loan based upon the present value of the loan's future cash flows discounted using the loan's effective interest rate. The loan can also be valued at its fair value or the market price of its underlying collateral if the loan is primarily collateral dependent. SFAS No. 118 amended SFAS No. 114 by adding disclosure requirements for impaired loans and it permits greater latitude in the manner in which income on impaired loans may be recognized as long as the creditor's policies are disclosed.

The adoption of SFAS No. 114 did not have an effect on the Association's reporting for impaired loans since the Association had no loans outstanding during the nine months ended June 30, 1996 which it considers to be impaired. Therefore, there is no specific SFAS No. 114 allowance for impaired loans at June 30, 1996.

The Association does not accrue interest on loans delinquent 90 days or more. At the time the loan becomes delinquent 90 days, the Association reverses all previously recorded interest income and establishes a reserve for uncollected interest, which is reported as a liability. Interest collected while the loan is in such status is credited to income in the period received. If the loan is brought to a status in which it is no longer delinquent 90 days, the reserve for uncollected interest is reversed and interest income is recognized. The Association anticipates that it will account for interest on impaired loans in a similar fashion in the future if and when it has impaired loans.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

- - --------------------------------------------------------------------------------

Note 6.  Mutual to Stock Conversion

          On October 17, 1995, The Board of Directors of the Association adopted a Plan of Conversion (the Plan) under which the Association would convert from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association and become a wholly-owned subsidiary of the Company formed in connection with the Conversion. The Plan was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with Securities and Exchange Commission. The Plan was approved by the members of the Association at a special meeting held on March 20, 1996. In accordance with the Plan, the Company issued common stock which was sold in the Conversion. The closing of the offering occurred on April 3, 1996 and resulted in a stock issuance of $42,981,250 (including $2,600,000 in shares purchased by the ESOP), and proceeds of $41,726,861, net of conversion costs. The Company transferred $20,863,430 of the net proceeds to Home Federal for the purchase of all of the capital stock of the Association.

Concurrent with the Conversion, the Association has established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final conversion-offering circular. The liquidation account will be maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders who continue to maintain their deposit accounts in the Association after conversion. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted sub account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Association subsequent to the conversion cannot be paid from this liquidation account.

The Association may not declare or pay a cash dividend on its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal regulations.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------



Comparison of Financial Condition at June 30, 1996 and September 30, 1995:

Total assets increased by $28.0 million or 18.5%, to $179.0 million at June 30, 1996 from $151.0 million at September 30, 1995. The increase in assets was directly attributable to the proceeds received from the stock conversion which closed on April 3, 1996. On April 3, 1996, $41.7 million which represented the actual net proceeds from the offering (including $2.6 million in proceeds allocated to the ESOP) were recorded as additional paid in capital. Of the proceeds received in the conversion, approximately $9.5 million was withdrawn from existing deposit accounts maintained at the Association, and accounted for the majority of the decrease in deposits of $13.4 million or 10.5% between September 30, 1995 and June 30, 1996. Net cash and short-term cash investments, including federal funds sold, increased by $20.6 million or 71.8% to $49.2 million at June 30, 1996 from $28.6 million at September 30, 1995. This increase was also attributable to the proceeds received from the stock offering.

Net loans receivable increased by $4.4 million or 3.7% to $121.6 million at June 30, 1996 from $117.2 million at September 30, 1995 as stablized interest rates over a significant portion of the nine month period increased loan demand. The Association purchased $3.0 million in held to maturity investment securities during the nine months ended June 30, 1996, increasing the balance of such investments outstanding to $5.9 million at June 30, 1996. The Association had no borrowings outstanding during or at the end of the nine month period ended June 30, 1996, but has guaranteed the repayment of the ESOP's note payable to the Company which it incurred on April 3, 1996 in order to purchase 260,000 shares of stock in the Company. The Company's note receivable from the ESOP, which includes a $65,000 principal repayment during the quarter ended June 30, 1996, is reported as a reduction of stockholders' equity. Retained earnings increased by $1.3 million to $23.5 million at June 30, 1996, which is attributable to the Company's consolidated earnings during the nine months ended June 30, 1996, less dividends accrued of $404,463 or $.10 per share.

At June 30, 1996, the Company's stockholders' equity amounted to $62.8 million, which as a percentage of total assets was 35.1%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $44.7 million at June 30, 1996 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .26% and .27% at June 30, 1996 and September 30, 1995, respectively. During the three and nine month periods ended June 30, 1996 and 1995, the Association's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Association has not charged off any loans. However, based on management's analysis of the adequacy of its allowances and in conjunction with an increase in the balance of loans outstanding at June 30, 1996, an additional provision for loan loss allowances of $10,073 was made during the three month period ended June 30, 1996. Management determined based on their analysis that no loan loss provisions were necessary during the first two quarters of fiscal 1996 or during the nine month period ended June 30, 1995.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Nine Months Ended June 30, 1996 and 1995:

General. Net income for the three and nine month periods ended June 30, 1996 was $792,000 and $1.7 million, respectively, or $363,000 and $338,000 more than the $430,000 and $1.4 million earned during the same periods in 1995. As discussed below, the increase in net income was primarily attributable to increases in net interest income for the three and nine month periods ended June 30, 1996 as compared to the same periods in 1995.

Interest income. Interest income increased by $505,000 from $2.8 million for the three months ended June 30, 1995 to $3.3 million for the three months ended June 30, 1996. Interest income increased by $1.1 million from $8.2 million for the nine months ended June 30, 1995 to $9.3 million for the nine months ended June 30, 1996. These increases were attributable in part to a slight overall increase in market interest rates but were principally affected by a change in the volume of interest-earning assets outstanding. Due primarily to an infusion of cash received in the stock offering, interest-earning assets amounted to $177.3 million at June 30, 1996 as compared to $146.5 million at June 30, 1995.

Interest Expense. Interest expense decreased by $195,000 from $1.6 million for the three months ended June 30, 1995 to $1.4 million for the three months ended June 30, 1996. Interest expense increased by $491,000 from $4.4 million for the nine months ended June 30, 1995 to $4.9 million for the nine months ended June 30, 1996. At the time of the Conversion, approximately $9.5 million in existing deposits were withdrawn by customers for the purchase of stock in the Company, causing a corresponding reduction in interest-bearing liabilities and thus interest expense during the three month period ended June 30, 1996 as compared to same period in 1995. However, for the nine months ended June 30, 1996, this decrease in volume of interest-bearing liabilities during the quarter ended June 30, 1996 was more than offset by slightly higher cost of funds in effect during the nine month period ended June 30, 1996 as compared to the same period in 1995 and because of the increased amount of deposits held while the subscription phase of the offering was ongoing.

Net interest income. Net interest income increased by $700,000 from $1.2 million for the three months ended June 30, 1995 to $1.9 million for the three months ended June 30, 1996. Net interest income increased by $604,000 from $3.8 million for the nine months ended June 30, 1995 to $4.4 million for the nine months ended June 30, 1996. These increases resulted from the combination of an increase in the volume of interest-earning assets and a decrease in the volume of interest-bearing liabilities during a period of steady to slightly decreasing interest rate spreads. The Association's interest rate spread decreased primarily because its deposits were more rate sensitive than its interest earning assets, while overall market interest rates were higher during the three and nine month periods ended June 30, 1996 as compared to the same periods in 1995.

Provision for loan losses. A provision for loan losses of $10,073 was charged to income during the three months ended June 30, 1996. No provisions for loan losses were made during the prior two quarters of fiscal 1996, or during the three and nine month periods ended June 30, 1995. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

Provision for loan losses (Continued)

management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The provision made for the three months ended June 30, 1996 was made in response to increased levels of loans outstanding at June 30, 1996. The Association's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Association has not charged off any loans during either of the three or nine month periods ended June 30, 1996 and 1995.

At June 30, 1996, the Association's level of general valuation allowances for loan losses amounted to $235,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income increased by $7,000 from $16,000 for the three month period ended June 30, 1995 to $23,000 for the three month period ended June 30, 1996. This increase was attributable to an increase in certain types of loan servicing fees during the three months ended June 30, 1996 as compared to the same period in 1995. Noninterest income increased by $33,000 from $68,000 for the nine month period ended June 30, 1995 to $101,000 for the nine month period ended June 30, 1996 as a result of a gain on the sale of a property that was foreclosed on and sold during the three month period ended December 31, 1995, in addition to increases in loan servicing fees during the previous two fiscal quarters.

Noninterest expense. Noninterest expense increased by $126,000 to $672,000 for the three month period ended June 30, 1996 from $546,000 for the comparable quarter in 1995. For the nine month periods ended June 30, 1996 and 1995, noninterest expense increased by $123,000 to $1.9 million from $1.8 million. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP as discussed below. ESOP expense amounted to $82,000 for the three months ended June 30, 1996.

As a part of the conversion, the Company established an ESOP that acquired 260,000 shares of the stock offered in the conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a ten year period with funds provided by the Association sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." In addition, certain other benefit plans are expected to be placed before the Company's stockholders for approval at a future stockholders' meeting to be held no sooner than six months from April 3, 1996.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - --------------------------------------------------------------------------------

Capital Resources and Liquidity:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

During the nine month period ended June 30, 1996, cash and cash equivalents, a significant source of liquidity, increased by approximately $20.6 million. This increase is a direct result of the Company's stock offering which closed on April 3, 1996. Cash flow resulting from internal operating activities provided increases of $1.8 million in cash during the nine month period ended June 30, 1996. Financing activities, principally net proceeds from the stock offering of $39.1 million reduced by deposit outflows of $13.4 million provided an additional $26.1 million. A portion of the funding generated by operating and financing activities provided cash for loan originations and purchases of investment securities for a total of $7.4 million.

As a federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 5% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at June 30, 1996, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Part II. OTHER INFORMATION

       Item 1. Legal Proceedings

               The Company is not engaged in any legal proceedings at the present time. From time to time, the Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.
       Item 2. Changes in Securities
               Not applicable
       Item 3. Defaults Upon Senior Securities
               Not applicable
       Item 4. Submission of Matters to a Vote of Security Holders
               Not applicable
       Item 5. Other Information
               Not applicable
       Item 6. Exhibits and Reports on Form 8-K
               (a)    Not applicable
               (b)    Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Green Street Financial Corp

     Dated     August 1, 1996              By:     s/s H. D. Reaves, Jr.
           ----------------------------            -----------------------------
                                                   H. D. Reaves, Jr.
                                                   President and CEO

     Dated      August 1, 1996              By:    s/s John C. Pate
           ----------------------------            -----------------------------
                                                   John C. Pate
                                                   Senior Vice President and CFO