Form 10-K405
period 1996-09-30
GREEN STREET FINANCIAL CORP
filed 1996-12-26
CIK 1005017

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

     For the fiscal year ended   September 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period
     from              to
          ------------    ------------

Commission File No. 0-27620

                           Green Street Financial Corp
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)

North Carolina                                             56-1951478
---------------------------------------------              ----------
(State or Other Jurisdiction of Incorporation            I.R.S. Employer
or Organization)                                        Identification No.

241 Green Street, Fayetteville, North Carolina             28301-5051
----------------------------------------------             ----------
(Address of Principal Executive Offices                    (Zip Code)

Issuer's Telephone Number, Including Area Code:          (910) 483-3681
                                                         ---------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                   ----
Securities registered under to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

     Indicated by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's Common Stock on December 11, 1996 was approximately $60.2 million.

     As of December 2, 1996, there were issued and outstanding 4,298,125 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1996. (Parts I, III and IV)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1996. (Part III)

                                     PART I

Item 1.  Business
-----------------

Business of the Company

        Green Street Financial Corp (the "Company") is a North Carolina corporation organized in December 1995 at the direction of Home Federal Savings and Loan Association (the "Association") to acquire all of the capital stock that the Association issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 3, 1996, the Association completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Association retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Association, investing the Company's portion of the net proceeds obtained in the conversion, and lending funds to an employee stock ownership plan formed by the Association.

Business of the Association

        The Association, a federally chartered stock savings bank headquartered in Fayetteville, North Carolina, was chartered in 1916 under the name Home Building and Loan Association. The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1935. The Association is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

Competition

        The Association's primary market area consists of the Cumberland and Robeson Counties, North Carolina and the Association is one of many financial institutions serving its market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Association's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

        General. The Association's loan portfolio predominantly consists of mortgage loans secured by one-to-four family residences and to a lesser extent the Association originates non-residential and multi-family residential real estate loans, construction loans, and loans secured by savings account. It is the policy of the Association to remain a portfolio leader.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Association's loan portfolio by the type of loan.

                                                                     At September 30,
                                     --------------------------------------------------------------------------------
                                              1996                       1995                          1994
                                     ----------------------      ----------------------       -----------------------
                                     Amount        Percent       Amount        Percent        Amount        Percent
                                                                 (Dollars in Thousands)

Type of Loans:
  Residential 1- to 4-family.....     $102,011       82.84%       $ 94,668      80.77%         $ 82,880        78.86%
  Residential multi-family.......        5,579         4.53          5,577        4.76            5,391          5.13
  Non-residential real estate....       15,544        12.62         16,663       14.22           16,636         15.83
  Construction...................        2,948         2.39          2,218        1.89            2,078          1.98
  Savings account loans..........          142         0.12            229        0.20              265          0.25
                                       -------         ----      ---------      ------          -------        ------
                                       126,224       102.50        119,355      101.84          107,250        102.05
                                       -------       ------        -------      ------          -------        ------

Less:
  Unearned fees and discounts....          931         0.76            900        0.77              788          0.75
  Loans in process...............        1,910         1.55          1,029        0.88            1,143          1.09
  Allowance for losses...........          235         0.19            225        0.19              225          0.21
                                       -------         ----        -------      ------          -------        ------
                                         3,076         2.50          2,154        1.84            2,156          2.05
                                       -------         ----        -------      ------          -------        ------

Total loans receivable, net......     $123,148      100.00%       $117,201     100.00%         $105,094       100.00%
                                       =======      ======         =======     ======           =======       ======




Loan Maturity Tables

        The following table sets forth the estimated maturity of the Association's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $18.1 million for the year ended September 30, 1996. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                    Due after
                                     Due within     1 through      Due after
                                       1 year        5 years        5 years        Total
                                       ------        -------        -------        -----
                                                         (In Thousands)

  Residential 1- to 4-family.......       $225         $2,859        $98,927     $102,011
  Residential multi-family.........         --            218          5,361        5,579
  Non-residential real estate......        211            758         14,575       15,544
  Construction.....................         --             --          2,948        2,948
  Savings account loans............        142             --             --          142
                                           ---          -----        -------      -------
                                          $578         $3,835       $121,811     $126,224
                                           ===          =====        =======      =======

        The following table sets forth the dollar amount of all loans due after September 30, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                      Fixed Rates     Adjustable Rates       Total
                                      -----------     ----------------       -----
                                                      (In Thousands)

Residential 1- to 4-family........         $63,231            $38,555       $101,786
Residential multi-family..........           1,029              4,550          5,579
Non-residential real estate.......           5,693              9,640         15,333
Construction......................           2,948                 --          2,948
                                            ------            -------        -------
  Total...........................         $72,901            $52,745       $125,646
                                            ======             ======        =======



        One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Association's primary market area. The Association generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. With private mortgage insurance obtained for the borrower, the maximum loan to value ratio is increased to 90%. However, when lending amounts of over $200,000, the maximum loan to value ratio is reduced to 70%. The maximum loan amount for such loans is handled on a case by case basis. The Association does not originate loans with initial interest rates which are deeply discounted ("teaser rates"). Mortgage loans originated and held by the Association in its portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. The Association originates and retains both fixed and adjustable-rate mortgage loans. It is the policy of the Association to remain a portfolio lender.

        The Association requires for all adjustable-rate mortgage loans that the borrower qualify at 2% above the interest rate at loan origination. The Association's adjustable-rate loans provide for limitations on annual interest rate adjustments of up to 2% with a maximum adjustment over the term of the loan of 6%. Adjustable-rate loans typically reprice every year, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. The Association sets the maximum loan term based on a dollar amount. For example, a thirty year loan requires an appraised amount of more than $80,000.

        The Association offers adjustable-rate loans using a national average contract interest rate index. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Association's cost of funds. The Association typically charges a 1% origination fee. At September 30, 1996, the Association did not service loans for others.

        Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Association.

        Non-Residential   Loans.  The  non-residential   real  estate  portfolio
consisted primarily of loans secured by commercial real estate and church property. Loans secured by church real estate, loans secured by rental property and loans secured by commercial property may be made in amounts up to 70% of the appraised value. Non-residential lending entails significant additional risks when compared with one- to four-family residential lending. For example, non-residential loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

        Multi-Family Residential Loans. The Association makes multi-family loans, including loans on apartment complexes. These loans have a maximum loan to value ratio of 70%. Multi-family loans generally provide higher interest rates than can be obtained from single-family mortgage loans. Multi- family lending, however, entails significant additional risks when compared with one- to four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

        Construction Loans. Construction loans are made on a long term basis and are classified as construction/permanent loans. Approximately 90% of the Association's construction loan portfolio are for the construction of single-family residential property and are made to the individuals who will be the owners and occupants upon completion of construction. These construction loans usually require no principal payments during the first 6-12 months, after which the payments are set at an amount that will amortize over the term of the permanent loan. The terms, including interest rate, of single family residential construction loans are the same as those for a loan to purchase or refinance a previously constructed single family residence. The maximum loan to value ratio for other construction loans is dependent on the type of property that will be constructed. The Association also makes construction loans to builders and construction loans on non-residential properties.

        Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Association may be compelled to advance additional funds to complete construction. Furthermore, if the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment.

        Savings Account Loans. Savings account loans are only made when secured by a savings account in the Association (share loans) and generally have rates that adjust with the rate on the underlying account and are typically between two and six percent above the rate on the underlying savings account. Share loans are offered subject to a 90% loan to collateral value limit.

        Loan Approval Authority and Underwriting. All loans of up to $125,000 in amount must be approved by one or more loan committees. Loans for amounts over $125,000 must be approved by the Board of Directors of the Association.

        Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are obtained from independent fee appraisers. For real estate loans the Association requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan. For loans where private mortgage insurance is required by the Association, the borrower must also provide an escrow amount for taxes and fire insurance.

        Loan Commitments. The Association issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At September 30, 1996, the Association had $1.6 million of commitments to cover originations and $1.9 million in undisbursed funds for loans in process. Management believes that virtually all of the Association's commitments will be funded.

        Loans to One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Association. The Association is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Association's maximum loan-to-one borrower limit was approximately $6.6 million at September 30, 1996.

        At September 30, 1996, the Association's largest amount of loans to one borrower was 55 loans aggregating $1.9 million. All of the loans to this borrower are current.

Non-Performing and Problem Assets

        Loan Delinquencies. The Association's collection procedures provide that when a mortgage loan is 30 days past due, a notice of nonpayment is sent. If payment is still delinquent after 45 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Association. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. At September 30, 1996, loans past due between 30 and 89 days totalled $4.9 million.

        Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent ("non-performing loans") or when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income by the establishment of a reserve for uncollected interest. Such interest, when ultimately collected, is credited to income in the period received.

        Non-Performing Assets. The following table sets forth information regarding non-performing loans and real estate owned. As of the dates indicated, the Association had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                     -----------------------------------------------------------------
                                                             At September 30,
                                                            -----------------
                                          1996         1995        1994         1993         1992
                                          ----         ----        ----         ----         ----
                                                          (Dollars in Thousands)

Non-performing loans:
  One- to four-family residential....     $  310     $    242     $    292     $    246    $    478
  Multi-family residential...........         --           77           --           --          --
  Non-residential real estate........         --           --          113          134         118
  Construction.......................         --           --           --           --          --
  Savings account loans..............         --           --           --           --          --
                                         -------      -------      -------      -------     -------
Total non-performing loans...........        310          319          405          380         596
  Real estate owned..................         34           --           38           94         197
                                         -------      -------      -------      -------      ------
Total non-performing assets..........    $   344      $   319      $   443      $   474     $   793
                                          ======       ======       ======       ======      ======



        Interest income foregone on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1996. Amounts actually included in the Association's interest income for non-accrual loans for the year ended September 30, 1996 were, likewise, immaterial.

        Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

        At September 30, 1996, the Association had no assets classified as doubtful or loss but had loans classified as substandard in an amount equal to $310,000. The Association had no special mention loans at that date.

        Foreclosed Real Estate. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value, minus estimated cost to sell.

        The Association records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Association can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Association. There may be significant other expenses incurred such as legal and other extraordinary servicing costs involved with in substance foreclosures. The Association had foreclosed real estate of approximately $34,000 at September 30, 1996.

        Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Association's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

        The following table sets forth the allocation of the Association's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                     At September 30,
                               -------------------------------------------------------------------------------------------
                                            1996                            1995                           1994
                                              % of Loans in                   % of Loans in                  % of Loans in
                               Amount of      Each Category     Amount of     Each Category     Amount of    Each Category
                               Allowance     to Total Loans     Allowance    to Total Loans     Allowance   to Total Loans
                               ---------     --------------     ---------    --------------     ---------   --------------
                                                   (Dollars in Thousands)

At end of period allocated to:
Residential one- to four-family   $  85             80.82%          $ 89            79.53%         $  87           77.32%
Residential multi-family....         29               4.42            32              4.67            44             5.03
Non-residential real estate.        102              12.31            93             13.96            84            15.51
Construction................         19               2.34            11              1.65            10             1.90
Savings account loans.......         --                .11            --               .19            --              .24
                                 ------             ------         -----            ------        ------           ------
Total allowance for loan losses  $  235            100.00%         $ 225           100.00%         $ 225          100.00%
                                  =====            ======           ====           ======           ====          ======

        The  following  table  sets  forth   information  with  respect  to  the
Association's allowance for loan losses at the dates and for the periods indicated:

                                                   Year ended September 30,
                                                   ------------------------
                                            1996            1995             1994
                                            ----            ----             ----
                                                    (Dollars in Thousands)

Allowance balances (at beginning of
  period)...........................      $     225         $    225         $    206

Provision (credit) for loan losses:
  One- to four-family residential...             (4)               2               23
  Multi-family residential..........             (3)             (12)               2
  Non-residential real estate.......              9                9              (10)
  Construction......................              8                1                4
  Savings account loans.............             --               --               --
Net (Charge-offs) recoveries:
  One- to four-family...............             --               --               --
  Multi-family......................             --               --               --
  Non-residential real estate.......             --               --               --
  Construction......................             --               --               --
  Savings account loans.............             --               --               --
                                            -------         --------         --------
Allowance balance (at end of period)      $     235         $    225         $    225
                                           ========          =======          =======
Allowance for loan losses as a percent
  of total loans outstanding........          0.19%            0.19%            0.21%


Investment Activities

        General. The Association is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments and has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Association's loan origination and other activities.

        Investment Portfolio. The following table sets forth the carrying value of the Company's and the Association's investment securities, interest earning deposits, federal funds sold and nonmarketable equity investments at the dates indicated. At September 30, 1996, the market value of the investment securities that are held to maturity was $15.0 million.

                                                       At September 30,
                                            -----------------------------------------
                                            1996             1995             1994
                                            ----             ----             ----
                                                        (In Thousands)

Investment Securities:
 U.S. Treasury Securities............        $ 2,999          $ 2,993        $     --
 U.S. Agency Securities..............         12,000               --              --
                                              ------          -------         -------
   Total investment securities.......         14,999            2,993              --
 Interest earning deposits...........         33,108           27,472          41,424
 Federal Funds sold..................          2,125              538           1,010
 Federal Home Loan Bank stock........          1,127            1,127           1,127
 Central Service Corporation stock...             44               44              44
                                             -------         --------        --------
  Total..............................        $51,403          $32,174         $43,605
                                              ======           ======          ======

        The following table sets forth information regarding the scheduled maturities, carrying value and weighted average yields for the Association's investment securities at September 30, 1996.


                                                                          As of September 30, 1996
                   ----------------------------------------------------------------------------------------------------------------
                                             After One Through   After Five Through
                      One Year or Less          Five Years            Ten Years           After Ten Years             Total
                      ----------------          ----------            ---------           ---------------       --------------------
                                 Weighted              Weighted               Weighted                Weighted             Weighted
                   Carrying      Average  Carrying      Average  Carrying      Average  Carrying      Average  Carrying    Average
                     Value        Yield     Value        Yield     Value        Yield     Value        Yield    Value       Yield
                     -----        -----     -----        -----     -----        -----     -----        -----    -----       -----

                                                                 (Dollars in Thousands)

U.S. Treasury
  securities.......   $ 2,999      7.50%   $     --         -- %   $   --           --%   $   --           -- %  $ 2,999    7.50%
U.S. Agency
  securities.......        --         --     12,000        6.94        --           --        --           --     12,000     6.94
Interest
  earning
  deposits.........    33,108       5.80         --          --        --           --        --           --     33,108     5.80
Federal
  Funds Sold.......     2,125       5.66         --          --        --           --        --           --      2,125     5.66
Federal Home
  Loan Bank
  stock (1)........        --         --         --          --        --           --     1,127         7.21      1,127     7.21
Central Service
  Corporation
  stock(1).........        --         --         --          --        --           --        44           --         44       --
                      -------      -----     ------       -----     -----         ----    ------         ----     ------     ----
  Total............   $38,232      5.93%    $12,000        6.94%   $   --           --%   $1,171         6.94 %  $51,403    6.19%
                       ======      ====      ======       =====     =====         ====     =====         ====      ======    ====



(1) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

Sources of Funds

        General. Deposits are the major external source of the Association's funds for lending and other investment purposes. The Association derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

        Deposits. Consumer and commercial deposits are attracted principally from within the Association's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Association also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1996, the Association had no brokered accounts.

        Certificates of Deposit. The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                             Certificates
                                                              of Deposits
                                                              -----------

Maturity Period                                             (In Thousands)
Within three months.....................................         $2,010

Three through six months................................          3,576

Six through twelve months...............................          1,493

Over twelve months.................................               2,031
                                                                  -----
                                                                 $9,110
                                                                 ======

Borrowings

        The Association may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Association's stock in the FHLB of Atlanta and a portion of the Association's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Association, if the need arises, may also access the discount window of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, the Association had no borrowings from the FHLB of Atlanta.

Subsidiary Activity

        The Association is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. As of September 30, 1996, the Association does not have any subsidiaries. However, the Association does have an equity investment in Central Service Corporation, a corporation operating in Greensboro, North Carolina that provides data processing services for the Association and other savings associations.

Employees

        At September 30, 1996 the Association had 28 full-time and three part-time employees. None of the Association's employees are represented by a
collective bargaining group.    The Association believes that its relationship
with its employees is good.

Regulation

        Set forth below is a brief description of certain laws which related to the regulation of the Company and the Association. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

        General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Company.

        Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test. If the
Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Association - Qualified Thrift Lender Test."

Regulation of the Association

        General. As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

        The  OTS,  in  conjunction  with  the  FDIC,   regularly   examines  the
Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that are found in the Association's operations. The Association's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents.

        The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Association, and their operations.

        Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). If an institution has no tangible capital, the FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

        Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF. The management of the Association is unaware of any practice, condition, or violation that might lead to termination of its deposit insurance.

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a savings association pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The SAIF was substantially underfunded at September 30, 1996. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Association's federal deposit insurance premium expense for the year ended September 30, 1996 amounted to approximately $334,000. By comparison, at September 30, 1996, members of the BIF were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

        Effective  September  30,  1996,  federal  law was  revised to mandate a one-time special assessment on SAIF members such as the Association of approximately .657% of deposits held on March 31, 1995. The Association recorded a $792,868 pre-tax expense for this assessment at September 30, 1996, and such assessment is payable on November 27, 1996. Beginning January 1, 1997, deposit
insurance   assessments   for  SAIF  members  are  expected  to  be  reduced  to
approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately
 .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

        Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1996, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1996, the Association was in compliance with its QTL requirement with 90.38% of its assets invested in QTIs.

        Federal Home Loan Association System. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Association was in compliance with these Federal Reserve Board requirements.

Item 2. Properties
------------------

        The Association operates from its main office, two full service branch offices and one loan office.

Item 3. Legal Proceedings
-------------------------

        There are various claims and lawsuits in which the Company or the Association are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Association's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

Executive Officers of the Company Who Are Not Directors

     Name and Title                          Age(1)
     --------------                          ------

     Allen Lloyd                               43
     Secretary

     Jerry M. Robertson                        54
     Vice President and Treasurer

---------------
(1)     As of September 30, 1996.

Allen Lloyd has been the Secretary of the Association since 1983 and has held the same position with the Company since December 1995.

Jerry Robertson has been Vice President and Treasurer of the Association since 1983 and has held the same position with the Company since December 1995.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------
        The information contained under the section captioned "Common Stock Information" on page 40 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

        The information contained in the section captioned "Green Street Financial Corp Selected Financial Data" on page 1 of the Annual Report is incorporated herein by reference.

Item  7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

        The  information  contained  in  the  section  captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 13 of the Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data
-----------------------------------------------------

        The  Registrant's   financial   statements  listed  under  Item  14  are
incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

        Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement".

Item 11.  Executive Compensation
--------------------------------

        The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        (a)    Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (b)    Security Ownership of Management

               Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The  information  required  by  this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

        (a)    The following documents are filed as a part of this report:

               1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending September 30, 1996 are incorporated herein by reference.

        Report of Independent Auditors

        Consolidated Statements of Financial Condition as of September 30, 1996 and 1995.

        Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994.

        Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

        Notes to Consolidated Financial Statements.

               2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

               3.     Exhibits

        The following Exhibits are filed as part of this report:

                3(i)  Articles of Incorporation of Green Street Financial Corp *

                3(ii) Bylaws of Green Street Financial Corp *

               10.1 Form of Employment Agreement with H.D. Reaves, Jr., Jerry Robertson and Allen Lloyd *

               10.6   1996 Stock Option Plan **

               10.7   Restricted Stock Plan and Trust Agreement **

               11     Earnings Per Share Computation

               13 Annual Report to Stockholders for the fiscal year ended September 30, 1996

               21     Subsidiaries of the Registrant

               27     Financial Data Schedule ***

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80485) declared effective by the SEC on February 12, 1996.

** Incorporated by reference to the proxy statement for the special meeting of stockholders on October 17, 1996 and filed with the SEC on September 6, 1996.

***     Only included in electronic filing.

               (b) A Form 8-K was filed on July 2, 1996 in connection with a declaration of a cash dividend on June 26, 1996

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 26, 1996.

                     GREEN STREET FINANCIAL CORP

                     By:   /s/H. D. Reaves, Jr.
                           H. D. Reaves, Jr.

                           President, Chief Executive Officer and Director (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 26, 1996.


/s/H. D. Reaves, Jr.                   /s/John C. Pate
----------------------------------     ----------------------------------------
H. D. Reaves, Jr.                      John C. Pate
President, Chief Executive Officer     Senior Vice President and Director
and Director                           (Principal Financial Officer)
(Principal Executive Officer)


/s/Robert O. McCoy, Jr.                /s/Jerry Robertson
----------------------------------     ----------------------------------------
Robert O. McCoy, Jr.                   Jerry Robertson
Chairman of the Board and Director     Vice President and Treasurer
                                       (Principal Accounting Officer)


/s/Norwood K. Bryan, Jr.               /s/Henry G. Hutaff, Sr.
----------------------------------     ----------------------------------------
Norwood E. Bryan, Jr.                  Henry G. Hutaff, Sr.
Director                               Vice Chairman of the Board and Director


/s/Joseph H. Hollinshed                /s/John M. Grantham
----------------------------------     ----------------------------------------
Joseph H. Hollinshed                   John M. Grantham
Director                               Senior Vice President and Director


/s/Robert G. Ray                       /s/Henry W. Holt
----------------------------------     ----------------------------------------
Robert G. Ray                          Henry W. Holt
Director                               Director