Form 10-Q
period 1996-12-31
GREEN STREET FINANCIAL CORP
filed 1997-02-11
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    December 31, 1996
                                      -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  _______________  to ________________


                         Commission File Number 0-27620
                                                -------

                           Green Street Financial Corp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                              56-1951478
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                                241 Green Street
                     Fayetteville, North Carolina 28301-5051
               --------------------------------------------------
               (Address of principal executive office) (Zip code)

                                 (910)-483-3681
                         -------------------------------
                         (Registrant's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X          No
                                             -----            -----

As of February 1, 1997 there were issued and outstanding 4,298,125 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages

      Item 1.  Financial Statements

        Consolidated statements of financial condition at September 30,
        1996 and December 31, 1996                                          1-2

        Consolidated  statements of income for the three months ended
        December 31, 1995 and December 31, 1996                               3

        Consolidated  statements  of cash flows for the three months
        ended  December 31, 1995 and December 31, 1996                      6-7

        Notes to consolidated financial statements                          7-9

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   9-11

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                             12
      Item 2.  Changes in Securities                                         12
      Item 3.  Defaults upon Senior Securities                               12
      Item 4.  Submission of Matters to a Vote of Security Holders           12
      Item 5.  Other Information                                             12
      Item 6.  Exhibits and Reports on Form 8-K                              12

      Signatures                                                             13

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1996 and December 31, 1996


                                                   September 30,    December 31,
ASSETS                                                 1996             1996
--------------------------------------------------------------------------------
                                                                     (Unaudited)
Cash and short-term cash investments:
   Interest-earning                                $333,107,849    $  45,838,379
   Noninterest-earning                                  249,345          237,412
Federal funds sold                                    2,124,712        1,235,138
Investment securities:
   Held to maturity , at amortized cost              14,999,179        3,000,000
   Nonmarketable equity securities                    1,170,889        1,170,889
Loans receivable, net                               123,147,779      123,532,310
Accrued interest receivable, investments                255,566          144,035
Real estate acquired in settlement of loans              34,425                -
Property and equipment, net                             330,260          322,338
Prepaid expenses and other assets                       675,084          698,000
Deferred tax assets                                     122,000                -
                                               ---------------------------------



              Total Assets                         $176,217,088    $ 176,178,501
                                               =================================

See Notes to Consolidated Financial Statements



                                                                               September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                1996             1996
-------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)

   Deposits                                                                   $ 111,385,386    $ 111,887,796
   Advance payments by borrowers for taxes and insurance                            179,444          455,717
   Accrued expenses and other liabilities                                           174,607          227,058
   Special SAIF assessment                                                          792,868                -
   Dividends payable                                                              1,074,531          429,812
   Deferred compensation                                                            405,233          401,631
   Deferred income taxes                                                                  -          199,000
   Income taxes payable                                                              25,000           63,400
                                                                           ----------------------------------
              Total liabilities                                                 114,037,069      113,664,414
                                                                           ----------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued                                                                         -                -
   Common stock, no par value, authorized 10,000,000 shares;
      issued  4,298,125 shares                                                            -                -
   Additional paid-in capital                                                    41,767,226       41,802,066
   Note receivable, ESOP                                                         (2,470,000)      (2,405,000)
   Retained earnings, substantially restricted                                   22,882,793       23,117,021
                                                                           ----------------------------------
              Total  stockholders' equity                                        62,180,019       62,514,087
                                                                           ----------------------------------
              Total liabilities and stockholders' equity                      $ 176,217,088    $ 176,178,501
                                                                           ==================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended December 31, 1995 and 1996





                                                                                 1995               1996
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                    $   2,469,624      $  2,528,716
   Short-term cash investments                                                    413,021           505,940
   Investment securities                                                           77,654           221,022
                                                                          ----------------------------------
              Total interest income                                             2,960,299         3,255,678
Interest on deposits                                                            1,734,447         1,368,773
                                                                          ----------------------------------
              Net interest income                                               1,225,852         1,886,905
Provision for loan losses                                                               -                 -
                                                                          ----------------------------------
               Net interest income after provision for loan losses              1,225,852         1,886,905
                                                                          ----------------------------------
Noninterest income:
   Service charges and fees                                                           716             4,421
   Other                                                                           24,160            22,735
                                                                          ----------------------------------
                                                                                   24,876            27,156
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                             354,630           572,745
   Deposit insurance                                                               82,142            81,080
   Occupancy expenses                                                              39,380            42,155
   Advertising                                                                     35,414            22,780
   Data processing expense                                                         23,297            21,531
   Other                                                                           79,529           129,914
                                                                          ----------------------------------
                                                                                  614,392           870,205
                                                                          ----------------------------------
              Income before income taxes                                          636,336         1,043,856
                                                                          ----------------------------------
Income taxes:
   Current                                                                        188,353            82,865
   Deferred                                                                        20,000           321,000
                                                                          ----------------------------------
                                                                                  208,353           403,865
                                                                          ----------------------------------
              Net income                                                    $     427,983      $    639,991
                                                                          ===================================

Primary earnings per share                                                  $         n/a      $       0.16
                                                                          ===================================


See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended December 31, 1995 and 1996



                                                                                   1995             1996
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                                   $   427,983     $  639,991
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  10,327          9,679
      Net gain on disposal of real estate acquired
         in settlement of loans                                                           -        (12,354)
      Increase in deferred income taxes                                              20,000        321,000
      Increase (decrease) in deferred compensation                                      124         (3,602)
      ESOP compensation charged to paid-in capital                                        -         34,840
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                       (66,386)        (60,617)
           Refundable income taxes                                                  12,000
           Accrued interest receivable                                             (58,370)        111,531
        Increase (decrease) in:
           Accrued expenses and other liabilities                                 (108,403)         52,451
           Accrued SAIF assessment                                                                (792,868)
           Income taxes payable                                                    195,800          38,400
                                                                            --------------------------------
              Net cash provided by operating activities                            433,075         338,451
                                                                            --------------------------------
Cash Flows From Investing Activities
   Net increase in loans receivable                                             (1,050,070)       (384,531)
   Proceeds from sale of real estate acquired in settlement of loans                     -          46,779
   Proceeds from maturities of held to maturity investment securities                    -      12,000,000
   Purchase of property and equipment                                                    -          (2,578)
                                                                            --------------------------------
              Net cash provided by (used in) investing activities               (1,050,070)     11,659,670
                                                                            --------------------------------

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended December 31, 1995 and 1996


                                                                                    1995          1996
------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net increase in deposits                                                    $   145,036     $   502,410
   Principal payment for ESOP debt                                                       -          65,000
   Cash dividends paid                                                                   -      (1,012,781)
   Increase (decrease) in advance payments by borrowers
       for taxes and insurance                                                    (383,499)        276,273
                                                                            --------------------------------
              Net cash used in financing activities                               (238,463)       (169,098)
                                                                            --------------------------------
              Net increase (decrease) in cash and cash equivalents                (855,458)     11,829,023
Cash and cash equivalents:
   Beginning                                                                    28,648,050      35,481,906
                                                                            --------------------------------
   Ending                                                                      $27,792,592     $47,310,929
                                                                            ================================
   Cash and cash equivalents:
      Cash and short-term investments:
        Interest-bearing                                                       $ 25,591,448    $45,838,379
        Noninterest-bearing                                                         675,144        237,412
      Federal funds sold                                                          1,526,000      1,235,138
                                                                            --------------------------------
                                                                               $ 27,792,592    $47,310,929
                                                                            ================================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                 $  1,738,089    $ 1,364,072
                                                                            ================================
      Income taxes                                                             $          -    $    19,643
                                                                            ================================
Dividends declared and accrued                                                 $          -    $   405,763
                                                                            ================================

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 1.  Nature of Business

Green Street Financial Corp (the "Corporation") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Home Federal Savings and Loan Association (the "Association" or "Home Federal") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Corporation was organized in December 1995 to acquire all of the common stock of Home Federal upon its conversion to stock form. A subscription offering of the Corporation's shares closed on April 3, 1996, at which time the Corporation acquired all of the shares of the Association and commenced operations.

The Corporation has no operations and conducts no business of its own other than owning Home Federal, investing its portion of the net proceeds received in the Conversion, and lending funds to the Employee Stock Ownership Plan (the "ESOP") which was formed in connection with the Conversion. The principal business of the Association is accepting deposits from the general public and using those deposits and other sources of funds to make loans secured by real estate and other forms of collateral located in the Association's primary market area of Cumberland and Robeson counties in North Carolina.

Home Federal's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Association's operations are also affected by noninterest income, such as miscellaneous income from loans, customer deposit account service charges, and other sources of revenue. The Association's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, federal deposit insurance premiums, occupancy costs, advertising, and other general and administrative expenses.


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Corporation are presented on a consolidated basis with those of Home Federal, although the Corporation did not own any shares of the Association and had no assets, liabilities, equity or operations at any date prior to April 3, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to April 3, 1996, such statements for all periods prior to April 3, 1996 include only the accounts and operations of Home Federal. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 2.  Basis of Presentation (Continued)

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 annual report of the Corporation.


Note 3.  Earnings Per Share

The Corporation's earnings per share for the three month period ended December 31, 1996 is based on 4,057,625 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the three month period ended December 31, 1995 has not been presented in the consolidated statements of income because the Association had not converted to stock form and the Corporation had not completed its stock offering at any time during that period. Stock options granted on October 17, 1996 did not have a dilutive effect on earnings per share for the quarter ended December 31, 1996. In addition, although a restricted stock plan was adopted on October 17, 1996, and stock awards have been granted on such date, no shares have been issued or acquired pursuant to the plan as of December 31, 1996.


Note 4.  Dividends Declared

On December 23, 1996, the Board of Directors of the Corporation declared a dividend of $ .10 a share for stockholders of record as of January 10, 1997 and payable on January 22, 1997. The dividends declared were accrued and reported as other liabilities in the December 31, 1996 consolidated statement of financial condition.


Note 5.  Adoption of Stock Option Plan and Restricted Stock Plan

At a special meeting of stockholders held on October 17, 1996, the stockholders voted to approve the Corporation's proposed stock option plan and the Association's restricted stock plan. The stock option plan authorizes and the Corporation has granted as of such date 429,812 stock options to officers and directors either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options is equal to the fair market value of the Corporation's common stock at the date of grant. The restricted stock plan authorizes and the Associaton has granted 171,925 shares of common stock to officers, directors and key employees. At the present time, the Association intends to provide funds to the restricted stock plan trust fund in order for the trust to acquire common stock in open market purchases. At December 31, 1996, none of the shares awarded pursuant to the restricted stock plan had been acquired. The stock options and the restricted common stock vest at the rate of 20% annually, beginning one year from October 17, 1996.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Financial Condition at December 31, 1996 and September 30, 1996:

Total assets decreased by $38,587 during the first quarter to $176.2 million at December 31, 1996. The only significant change in the component of the Corporation's assets during the quarter was that approximately $12.0 million in investment securities matured or were called and the proceeds were held in short-term interest earning assets at December 31, 1996. Investments and other short term interest earning assets amounted to $51.2 million at December 31, 1996. Net loans receivable increased by $385,000 during the quarter and amounted to $123.5 million at December 31, 1996. Approximately 99% of the Corporation's assets were interest earning at December 31, 1996, and approximately 71% of such interest earning assets were held in the form of loans receivable.

Savings deposits increased by $502,000 during the quarter and amounted to $111.9 million at December 31, 1996. During the three months ended December 31, 1996, the Association paid the special Savings Association Insurance Fund ("SAIF") assessment of $792,868 which had been accrued and expensed at September 30, 1996. The assessment was imposed by the Federal Deposit Insurance Corporation on SAIF insurable deposits to recapitalize the SAIF. The Association had no borrowings outstanding during or at the end of the three month period ended December 31, 1996, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $2.4 million at December 31, 1996 net of a $65,000 principal repayment during the quarter, is reported as a reduction of stockholders' equity. Retained earnings increased by $234,000 to $23.1 million at December 31, 1996, which is attributable to the Corporation's consolidated earnings during the three months ended December 31, 1996, less dividends accrued for the quarter.

AtDecember 31, 1996, the Corporation's stockholders' equity amounted to $62.5 million, which as a percentage of total assets was 35.5%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $44.6 million at December 31, 1996 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .15% and .25% at December 31, 1996 and September 30, 1996, respectively. The Association's level of nonperforming loans was also .25% at December 31, 1995. During the quarter ended December 31, 1996, the Association's level of nonperforming loans remained consistently low in relation to prior periods and total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at December 31, 1996, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1995:

General. Net income for the three month period ended December 31, 1996 was $640,000, a 49.5% increase over the $428,000 earned during the same period in 1995. As discussed below, the increase in net income was primarily attributable to an increase in net interest income for the three month period ended December 31, 1996 as compared to the same period in 1995 due to the investment of the Corporation's stock proceeds.

Interest income. Interest income increased by $295,000 from $3.0 million for the three months ended December 31, 1995 to $3.3 million for the three months ended December 31, 1996. The increase was attributable to higher level of interest-earning assets outstanding during the first quarter of this year in comparison to the same quarter a yearearlier. Due primarily to an infusion of cash received in the stock offering, interest-earning assets amounted to $174.8 million at December 31, 1996 as compared to $149.5 million at December 31, 1995.

Interest Expense. Interest expense decreased by $366,000 from $1.7 million for the three months ended December 31, 1995 to $1.4 million for the three months ended December 31, 1996. At the time of the Conversion, approximately $9.5 million in existing deposits were withdrawn by customers for the purchase of stock in the Company, causing a corresponding reduction in interest-bearing liabilities. In total, the average balance of interest bearing liabilities was approximately $15.9 million lower during quarter ending December 31, 1996 compared to the same period in 1995. In addition, the Association's average cost of funds, which approximated 4.90% for the quarter ended December 31, 1996, was approximately 54 basis points lower in the quarter ended December 31, 1996 than the same quarter a year earlier.

Net interest income. Net interest income increased by $661,000 from $1.2 million for the three months ended December 31, 1995 to $1.9 million for the three months ended December 31, 1996. This increase resulted from the combination of an increase in the volume of interest-earning assets and a decrease in the volume of interest-bearing liabilities between the quarters and a lower cost of funds in the December 1996 quarter as compared to the same quarter in 1995.

Provision for loan losses. Based on management's analysis of the adequacy of its allowances at December 31, 1996 and 1995, no provisions for loan losses were made during the quarters. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Association's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Association did not charge off any loans during either of the three month periods ended December 31, 1996 and 1995. At December 31, 1996, the Association's level of general valuation allowances for loan losses amounted to $235,000, which management believes is adequate to absorb potential losses in its loan portfolio.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $25,000 and $27,000 for the quarters ended December 31, 1995 and 1996, respectively.

Noninterest expense. Noninterest expense increased by $256,000 to $870,000 for the three month period ended December 31, 1996 from $614,000 for the comparable quarter in 1995. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP at Conversion; and the adoption of the restricted stock program, which was established in the current quarter. The ESOP and restricted stock program expense amounted to $100,000 and $131,000, respectively, for the three months ended December 31, 1996. The plans were not in place during the quarter ended December 31, 1995. On an after tax basis, the expense for both plans during the current quarter amounted to $156,000. Approximately $35,000 of the ESOP expense was attributable to an adjustment required under generally accepted accounting principles to report allocated ESOP shares during the quarter at the current market value of the Corporation's common stock. This portion of the ESOP expense does not represent funds actually committed to fund the ESOP's purchase of the Corporation's stock and is reported as an addition to paid in capital. Other noninterest expense increased by $50,000 during the current quarter as compared to the same quarter a year earlier due primarily to certain taxes and other expenses associated with operating as a public company.

As a part of the Conversion, the Corporation established an ESOP that acquired 260,000 shares of the stock offered in the Conversion with funds provided in the form of a loan from the Corporation. The loan is expected to be repaid over a ten year period with funds provided by the Association sufficient to amortize the debt. The expense associated with the ESOP is reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." During the current quarter, the Corporation's stockholders approved and the Association adopted a restricted stock program which awarded 171,925 shares of common stock to certain officers, employees and directors. The restricted stock program shares are being expensed over the five year vesting period based upon the fair value of the common stock at date of grant.


Capital Resources and Liquidity:

Theterm "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Capital Resources and Liquidity (Continued):

During the three month period ended December 31, 1996, cash and cash equivalents, a significant source of liquidity, increased by approximately $11.8 million. The increase is primarily a result of the maturity or call of $12.0 million in investment securities during the quarter. Internal operating activities provided an additional $338,000 in liquidity. Financing activities utilized $169,000 of liquidity, with increases in savings of other sources of financing being offset by approximately $1.0 million in cash dividends paid to stockholders during the quarter.

Asa federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 5% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at December 31, 1996, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Part II. OTHER INFORMATION

      Item 1.  Legal  Proceedings  The  Company  is not  engaged  in  any  legal
               proceedings  at  the  present  time.   From  time  to  time,  the
               Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

      Item 2.  Changes in Securities

               Not applicable

      Item 3.  Defaults Upon Senior Securities

               Not applicable

      Item 4. Submission of Matters to a Vote of Security Holders On October 17, 1996, a special meeting of stockholders was held to consider and vote upon the Corporation's stock option plan and the Association's restricted stock plan. Both plans were approved by
               the   stockholders   as  shown   below:

               Vote concerning Corporation's stock option plan:

                   For            Against           Abstain           Total
               -------------------------------------------------------------
               3,132,853          300,039            67,117        3,500,009


               Vote concerning Association's restricted stock plan:

                    For            Against           Abstain           Total
               -------------------------------------------------------------
               3,114,158           333,974           51,877        3,500,009


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

                                        Green Street Financial Corp

         Dated  February 1, 1997        By:      s/s H. D. Reaves, Jr.
               ----------------------            ---------------------
                                                 H. D. Reaves, Jr.
                                                 President and CEO

         Dated  February 1, 1997        By:      s/s John C. Pate
               ----------------------            ----------------
                                                 John C. Pate
                                                 Senior Vice President and CFO