Form 10-Q
period 1997-03-31
GREEN STREET FINANCIAL CORP
filed 1997-05-14
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended March 31, 1997
                                                 ---------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         For the transition period from                  to
                                        ----------------     -----------------

                         Commission File Number 0-27620
                                               ---------

                           Green Street Financial Corp
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                     North Carolina                         56-1951478
                     --------------                         ----------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Idenitification No.)

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

Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X          No
                                                 -----             -----

As of May 5, 1997 there were issued and outstanding 4,298,125 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                     Pages

       Item 1.  Financial Statements

       Consolidated  statements of financial condition at September 30, 1996 and
       March 31, 1997                                                                1-2

       Consolidated  statements  of income for the three  months ended March 31,
       1996 and March 31, 1997                                                         3

       Consolidated statements of income for the six months ended March 31, 1996
       and March 31, 1997                                                              4

       Consolidated  statements of cash flows for the six months ended March 31,
       1996 and March 31, 1997                                                       5-6

       Notes to consolidated financial statements                                    7-8

Item 2. Management's  Discussion and Analysis of Financial  Condition
        and Results of Operations                                                   9-12

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                                     13

       Item 2.  Changes in Securities                                                 13

       Item 3.  Defaults upon Senior Securities                                       13

       Item 4.  Submission of Matters to a Vote of Security Holders                   13

       Item 5.  Other Information                                                     13

       Item 6.  Exhibits and Reports on Form 8-K                                      13

       Signatures                                                                     14



GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1996 and March 31, 1997


                                                        September 30,         March 31,
ASSETS                                                      1996                1997
------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Cash and short-term cash investments:
    Interest-earning                                    $  33,107,849     $    33,998,331
    Noninterest-earning                                       249,345             311,138
Federal funds sold                                          2,124,712           1,388,586
Investment securities:
    Held to maturity , at amortized cost                   14,999,179          12,000,000
    Nonmarketable equity securities                         1,170,889           1,170,889
Loans receivable, net                                     123,147,779         124,289,412
Accrued interest receivable, investments                      255,566             169,826
Real estate acquired in settlement of loans                    34,425                   -
Property and equipment, net                                   330,260             318,244
Prepaid expenses and other assets                             675,084             718,923
Deferred tax assets                                           122,000                   -
                                                       ----------------------------------






                Total Assets                            $176,217,088      $  174,365,349
                                                      ------------------------------------


See Notes to Consolidated Financial Statements.


                                                                           September 30,          March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1996                1997
--------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Liabilities:
    Deposits                                                              $   111,385,386     $   109,122,947
    Advance payments by borrowers for taxes and insurance                         179,444             789,035
    Accrued expenses and other liabilities                                        174,607             455,466
    Special SAIF assessment                                                       792,868                   -
    Dividends payable                                                           1,074,531             429,813
    Deferred compensation                                                         405,233             397,036
    Deferred income taxes                                                               -             207,000
    Income taxes payable                                                           25,000              59,600
                                                                      ----------------------------------------
                Total liabilities                                             114,037,069         111,460,897
                                                                      ----------------------------------------
Stockholders' equity:
    Preferred stock, no par value, authorized 1,000,000 shares;
       none issued                                                                      -                   -
    Common stock, no par value, authorized 10,000,000 shares;
       issued  4,298,125 shares                                                         -                   -
    Additional paid-in capital                                                 41,767,226          41,847,956
    Note receivable, ESOP                                                      (2,470,000)         (2,340,000)
    Retained earnings, substantially restricted                                22,882,793          23,396,496
                                                                      ----------------------------------------
                Total  stockholders' equity                                    62,180,019          62,904,452
                                                                      ----------------------------------------
                Total liabilities and stockholders' equity                $   176,217,088     $   174,365,349
                                                                      ----------------------------------------


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 1996 and 1997


                                                                                  1996                1997
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
    Loans                                                                    $     2,456,104     $     2,519,575
    Short-term cash investments                                                      489,941             524,325
    Investment securities                                                             77,655             161,076
                                                                            -------------------------------------
                Total interest income                                              3,023,700           3,204,976
Interest on deposits                                                               1,701,529           1,311,896
                                                                            -------------------------------------
                Net interest income                                                1,322,171           1,893,080
Provision for loan losses                                                                  -                   -
                                                                            -------------------------------------
                 Net interest income after provision for loan losses               1,322,171           1,893,080
                                                                            -------------------------------------
Noninterest income:
    Service charges and fees                                                          35,248               8,499
    Other                                                                             17,724              24,346
                                                                            -------------------------------------
                                                                                      52,972              32,845
                                                                            -------------------------------------
Noninterest expense:
    Compensation and employee benefits                                               340,969             569,373
    Deposit insurance                                                                 84,344              15,290
    Occupancy expenses                                                                43,979              41,608
    Advertising                                                                       39,536              45,149
    Data processing expense                                                           29,813              27,610
    Other                                                                             58,224             127,908
                                                                            -------------------------------------
                                                                                     596,865             826,938
                                                                            -------------------------------------
                Income before income taxes                                           778,278           1,098,987
                                                                            -------------------------------------
Income taxes:
    Current                                                                          273,000             405,100
    Deferred                                                                           6,000               8,000
                                                                            -------------------------------------
                                                                                     279,000             413,100
                                                                            -------------------------------------
                Net income                                                   $       499,278     $       685,887
                                                                            -------------------------------------

Primary earnings per share                                                   $           n/a     $          0.17
                                                                            -------------------------------------


See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended March 31, 1996 and 1997


                                                                                  1996                1997
----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
    Loans                                                                   $     4,925,728     $     5,048,291
    Short-term cash investments                                                     902,962           1,030,265
    Investment securities                                                           155,309             382,098
                                                                            ------------------------------------
                Total interest income                                             5,983,999           6,460,654
Interest on deposits                                                              3,435,976           2,680,669
                                                                            ------------------------------------
                Net interest income                                               2,548,023           3,779,985
Provision for loan losses                                                                 -                   -
                                                                            ------------------------------------
                 Net interest income after provision for loan losses              2,548,023           3,779,985
                                                                            ------------------------------------
Noninterest income:
    Service charges and fees                                                         35,964              12,920
    Other                                                                            41,884              47,081
                                                                            ------------------------------------
                                                                                     77,848              60,001
                                                                            ------------------------------------
Noninterest expense:
    Compensation and employee benefits                                              695,599           1,142,118
    Deposit insurance                                                               166,486              96,370
    Occupancy expenses                                                               83,359              83,763
    Advertising                                                                      74,950              67,929
    Data processing expense                                                          53,110              49,141
    Other                                                                           137,753             257,822
                                                                            ------------------------------------
                                                                                  1,211,257           1,697,143
                                                                            ------------------------------------
                Income before income taxes                                        1,414,614           2,142,843
                                                                            ------------------------------------
Income taxes:
    Current                                                                         461,353             487,965
    Deferred                                                                         26,000             329,000
                                                                            ------------------------------------
                                                                                    487,353             816,965
                                                                            ------------------------------------
                Net income                                                  $       927,261     $     1,325,878
                                                                            ------------------------------------

Primary earnings per share                                                  $           n/a     $          0.33
                                                                            ------------------------------------



See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended March 31, 1996 and 1997


                                                                               1996              1997
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                            $     927,261      $  1,325,878
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                             21,327            20,179
       Net gain on disposal of real estate acquired
           in settlement of loans                                                     -           (12,354)
       Increase in deferred income taxes                                         26,000           329,000
       Decrease in deferred compensation                                           (538)           (8,197)
       ESOP compensation charged to paid-in capital                                   -            80,730
       Changes in assets and liabilities:
          (Increase) decrease in:
             Prepaid expenses and other assets                               (1,214,854)          (82,189)
             Refundable income taxes                                             12,000                 -
             Accrued interest receivable                                         (2,946)           85,740
          Increase (decrease) in:
             Accrued expenses and other liabilities                             858,168           280,860
             Accrued SAIF assessment                                                  -          (792,868)
             Income taxes payable                                                28,000            34,600
                                                                        ----------------------------------
                Net cash provided by operating activities                       654,418         1,261,379
                                                                        ----------------------------------
Cash Flows From Investing Activities
    Net increase in loans receivable                                           (878,765)       (1,141,633)
    Proceeds from sale of real estate acquired in settlement of loans                 -            46,779
    Proceeds from maturities or calls of held to maturity
       investment securities                                                          -        12,000,000
    Purchase of held to maturity investment securities                                -        (9,000,000)
    Purchase of property and equipment                                          (14,289)           (8,984)
                                                                        ----------------------------------
                Net cash provided by (used in) investing activities            (893,054)        1,896,162
                                                                        ----------------------------------

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six months ended March 31, 1996 and 1997

                                                                                1996              1997
------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
    Net increase (decrease) in deposits                                   $   60,469,226    $   (2,262,439)
    Principal payment for ESOP debt                                                    -           130,000
    Cash dividends paid                                                                -        (1,418,544)
    Increase (decrease) in advance payments by borrowers
        for taxes and insurance                                                  (51,426)          609,591
                                                                          ----------------------------------
                Net cash provided by (used in) financing activities           60,417,800        (2,941,392)
                                                                          ----------------------------------
                Net increase in cash and cash equivalents                     60,179,164           216,149
Cash and cash equivalents:
    Beginning                                                                 28,648,050        35,481,906
                                                                          ----------------------------------
    Ending                                                                $   88,827,214    $   35,698,055
                                                                          ----------------------------------
    Cash and cash equivalents:
       Cash and short-term investments:
          Interest-bearing                                                $   87,239,108    $   33,998,331
          Noninterest-bearing                                                          -           311,138
       Federal funds sold                                                      1,588,106         1,388,586
                                                                          ----------------------------------
                                                                          $   88,827,214    $   35,698,055
                                                                          ----------------------------------
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                           $    3,423,714    $    2,675,434
                                                                          ----------------------------------
       Income taxes                                                       $     421,353     $      428,543
                                                                          ----------------------------------
Dividends declared and accrued                                            $           -     $      406,412
                                                                          ----------------------------------



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


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Corporation are presented on a consolidated basis with those of Home Federal, although the Corporation did not own any shares of the Association and had no assets, liabilities, equity or operations at any date prior to April 3, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to April 3, 1996, such statements for all periods prior to April 3, 1996 include only the accounts and operations of Home Federal. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 2.  Basis of Presentation (Continued)

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1996 annual report of the Corporation.


Note 3.  Earnings Per Share

The Corporation's earnings per share for the three and six month periods ended March 31, 1997 is based on 4,064,125 shares assumed to be outstanding for the period. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Earnings per share for the three and six month periods ended March 31, 1996 has not been presented in the consolidated statements of income because the Association had not converted to stock form and the Corporation had not completed its stock offering at any time during that period. Stock options granted on October 17, 1996 did not have a dilutive effect on earnings per share for the three or six month periods ended March 31, 1997. In addition, although a restricted stock plan was adopted on October 17, 1996, and stock awards have been granted on such date, no shares have been issued or acquired pursuant to the plan as of March 31, 1997.


Note 4.  Dividends Declared

On March 26, 1997, the Board of Directors of the Corporation declared a dividend of $ .10 a share for stockholders of record as of April 11, 1997 and payable on April 23, 1997. The dividends declared are accrued in the March 31, 1997 consolidated statement of financial condition. In addition, on March 26, 1997, the Board of Directors of Home Federal declared an upstream dividend of $533,188 to Green Street Financial Corp, which was paid on April 23, 1997.


Note 5.  Adoption of Stock Option Plan and Restricted Stock Plan

At a special meeting of stockholders held on October 17, 1996, the stockholders voted to approve the Corporation's proposed stock option plan and the Association's restricted stock plan. The stock option plan authorizes and the Corporation has granted as of such date 429,812 stock options to officers and directors either in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options is equal to the fair market value of the Corporation's common stock at the date of grant. The restricted stock plan authorizes and the Association has granted 171,925 shares of common stock to officers, directors and key employees. At the present time, the Association intends to provide funds to the restricted stock plan trust fund in order for the trust to acquire common stock in open market purchases. At March 31, 1997, none of the shares awarded pursuant to the restricted stock plan had been acquired. The stock options and the restricted common stock vest at the rate of 20% annually, beginning one year from October 17, 1996.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Financial Condition at March 31, 1997 and September 30, 1996:

Total assets decreased by $1.8 million to $174.4 million at March 31, 1997 from $176.2 million at September 30, 1996. The decrease in assets during the six month period is principally attributable to a decrease in deposits of $2.3 million to $109.1 million at March 31, 1997, from $111.4 million at September 31, 1996. Since its mutual to stock conversion, the Corporation has elected to fund its loan demand with liquidity, rather than seeking additional deposits. Investments and other short term interest earning assets amounted to $48.6 million at March 31, 1997, a decrease of $2.8 million from $51.4 million at September 30, 1996. Net loans receivable increased by $1.1 million during the six month period and amounted to $124.3 million at March 31, 1997. Approximately 99% of the Corporation's assets were interest earning at March 31, 1997, and approximately 72% of such interest earning assets were held in the form of loans receivable.

During the six months ended March 31, 1997, the Association paid the special Savings Association Insurance Fund ("SAIF") assessment of $792,868 which had been accrued and expensed at September 30, 1996. The assessment was imposed by the Federal Deposit Insurance Corporation on SAIF insurable deposits to recapitalize the SAIF. The Association had no borrowings outstanding during or at the end of the six month period ended March 31, 1997, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $2.3 million at March 31, 1997 is reported as a reduction of stockholders' equity. Retained earnings increased by $514,000 to $23.4 million at March 31, 1997, which is attributable to the Corporation's consolidated earnings during the six months ended March 31, 1997, less dividends accrued and paid during the six month period.

At March 31, 1997, the Corporation's stockholders' equity amounted to $62.9 million, which as a percentage of total assets was 36.1%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $44.7 million at March 31, 1997 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .19% and .25% at March 31, 1997 and September 30, 1996, respectively. The Association's level of nonperforming loans was .28% at March 31, 1996. During the six month period ended March 31, 1997, the Association's level of nonperforming loans remained consistently low in relation to prior periods and total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at March 31, 1997, no additional provision for loan losses was made during the six month period.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Comparison of Operating Results for the Three and Six Months Ended March 31, 1997 and 1996:

General. Net income for the three and six month periods ended March 31, 1997 was $686,000 and $1,326,000, respectively, or $187,000 and $399,000 more than the
$499,000 and $927,000 earned during the same periods in 1996. As discussed below, the increase in net income was primarily attributable to an increase in net interest income for the three and six month periods ended March 31, 1997 as compared to the same periods in 1996.

Interest income. Interest income increased by $181,000 from $3.0 million for the three months ended March 31, 1996 to $3.2 million for the three months ended March 31, 1997. Interest income increased by $477,000 from $6.0 million for the six months ended March 31, 1996 to $6.5 million for the six months ended March 31, 1997. These increases were principally attributable to an overall increase in the volume of interest-earning assets outstanding during the first six months of the fiscal year in comparison to the same period a year earlier, due principally to an infusion of cash received in the Conversion.

Interest Expense. Interest expense decreased by $390,000 from $1.7 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. Interest expense decreased by $755,000 from $3.4 million for the six months ended March 31, 1996 to $2.7 million for the six months ended March 31, 1997. At the time of the Conversion, approximately $9.5 million in existing deposits were withdrawn by customers for the purchase of stock in the Corporation, causing a corresponding reduction in interest-bearing liabilities. Also, during the period since the Conversion, outstanding deposits have slowly declined as mortgage loandemand has been funded with Conversion proceeds. In addition, the Association's cost of funds which approximated 4.90% for the quarter ended December 31, 1996, over 50 basis points lower than for the corresponding quarter in 1995 has fallen to approximately 4.75% for the quarter ended March 31, 1997.

Net interest income. Net interest income increased by $571,000 from $1.3 million for the three months ended March 31, 1996 to $1.9 million for the three months ended March 31, 1997. Net interest income increased by $1.2 million from $2.6 million for the six months ended March 31, 1996 to $3.8 million for the six months ended March 31, 1997. This increase resulted from the combination of an increase in the volume of interest-earning assets and a decrease in the volume of interest-bearing liabilities between the quarters and a lower cost of funds for the three and six months ended March 31, 1997 as compared to the three and six months ended March 31, 1996.

Provision for loan losses. Based on management's analysis of the adequacy of its allowances at March 31, 1997 and 1996, no provisions for loan losses were made during the three and six month periods ended March 31, 1997 and 1996.
Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Association's level of nonperforming loans has remained consistently low in relation to

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
prior periods and total loans outstanding, and the Association has not charged off any loans during either of the three or six month periods ended March 31, 1996 and 1997. At March 31, 1997, the Association's level of general valuation allowances for loan losses amounted to $235,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $33,000 and $60,000 for the three and six months ended March 31, 1997, and $53,000 and $78,000 for the three and six months ended March 31, 1996, respectively.

Noninterest expense. Noninterest expense increased by $230,000 to $827,000 for the three month period ended March 31, 1997 from $597,000 for the comparable quarter in 1996. For the six month period ended March 31, 1997, noninterest expense amounted to $1.7 million, an increase of $486,000 over the $1.2 million reported for the six months ended March 31, 1996. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP at Conversion; and the adoption of the restricted stock program, which was established in the quarter ended December 31, 1996. The ESOP and restricted stock program expense amounted to $111,000 and $135,000, respectively, for the three months ended March 31, 1997, and $211,000 and $266,000 for the six months ended March 31, 1997, respectively. The plans were not in place during the three and six month periods ended March 31, 1996. On an after tax basis, the expense for both plans during the three and six month periods amounted to $156,000 and $326,000, respectively. For the three and six month periods ended March 31, 1997, approximately $46,000 and $81,000, respectively, of the ESOP expense was attributable to an adjustment required under generally accepted accounting principles to report allocated ESOP shares during the quarter at the current market value of the Corporation's common stock. This portion of the ESOP expense does not represent funds actually committed to fund the ESOP's purchase of the Corporation's stock and is reported as an addition to paid in capital. Other noninterest expense increased by $70,000 and $120,000 during the three and six month period ended March 31, 1997, respectively, as compared to the same quarters a year earlier due primarily to certain taxes and other expenses associated with operating as a public company.

As a part of the Conversion, the Company established an ESOP that acquired 260,000 shares of the stock offered in the Conversion with funds provided in the form of a loan from the Company. The loan is expected to be repaid over a ten year period with funds provided by the Association sufficient to amortize the debt. The expense associated with the ESOP will be reported in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." During the quarter ended December 31, 1996, the Corporation's stockholders approved and the Association adopted a restricted stock program which awarded 171,925 shares of common stock to certain officers, employees and directors. The restricted stock program shares are being expensed over the five year vesting period based upon the fair value of the common stock at date of grant.

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

During the six month period ended March 31, 1997, cash and cash equivalents, a significant source of liquidity, remained fairly constant, increasing by approximately $216,000. Cash flows resulting from internal operating activities provided an increase of $1.3 million in cash during the six month period ended March 31, 1997. This cash was combined with net proceeds from investing activities of $1.9 million, to fund financing activities of $2.9 million, including a decrease in deposits and the payment of dividends.

As a federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 5% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at March 31, 1997, as computed under OTS regulations, was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Part II. OTHER INFORMATION

          Item 1.    Legal Proceedings

                     The Company is not engaged in any legal proceedings at the present time. From time to time, the Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

          Item 2.    Changes in Securities

                     Not applicable

          Item 3.    Defaults Upon Senior Securities

                     Not applicable

          Item 4.    Submission of Matters to a Vote of Security Holders

                     On January 29, 1997, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company, and to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending September 30, 1997. All items were approved by the stockholders as shown below:

                     Vote concerning the election of directors of the Company:


                                              For           Against           Abstain        Total
                                         -----------------------------------------------------------
                     Bryan                  3,855,797        31,352              0        3,887,149
                     Hollinshed             3,817,297        69,852              0        3,887,149
                     Holt                   3,857,297        29,852              0        3,887,149




                     Vote concerning ratification of McGladrey & Pullen, LLP as independent auditors for the year ended September 30, 1997:

                                              For           Against           Abstain        Total
                                         -----------------------------------------------------------
                                            3,840,104       21,123              25,922    3,887,149




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



                                                               Green Street Financial Corp

           Dated      May 5, 1997                   By:        s/s H. D. Reaves, Jr.
                 ----------------------------                  ---------------------
                                                               H. D. Reaves, Jr.
                                                               President and CEO

           Dated      May 5, 1997                   By:        s/s John C. Pate
                 ----------------------------                  ----------------
                                                               John C. Pate
                                                               Senior Vice President and CFO
