Form 10-Q
period 1997-06-30
GREEN STREET FINANCIAL CORP
filed 1997-08-12
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    June 30, 1997
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                           to
                                  -------------------------    -----------------

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

As of August 5, 1997 there were issued and outstanding 4,298,125 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS



PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----

      Item 1.  Condensed Consolidated Financial Statements
        Statements of financial condition at September 30, 1996 and
        June 30, 1997 (Unaudited)                                           1-2

        Unaudited Statements of income for the three months ended
        June 30, 1996 and 1997                                                3

        Unaudited Statements of income for the nine months ended
        June 30, 1996 and 1997                                                4

        Unaudited Statements of cash flows for the nine months ended
        June 30, 1996 and 1997                                              5-6

        Notes to consolidated financial statements                          7-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9-12

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                             13
      Item 2.  Changes in Securities                                         13
      Item 3.  Defaults upon Senior Securities                               13
      Item 4.  Submission of Matters to a Vote of Security Holders           13
      Item 5.  Other Information                                             13
      Item 6.  Exhibits and Reports on Form 8-K                              13

      Signatures                                                             14

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1996 and June 30, 1997

                                                                              September 30,        June 30,
ASSETS                                                                           1996                1997
-------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Cash and short-term cash investments:
   Interest-earning                                                          $  333,107,849 $     21,747,685
   Noninterest-earning                                                              249,345          510,515
Federal funds sold                                                                2,124,712        1,710,000
Investment securities:
   Held to maturity , at amortized cost                                          14,999,179       21,000,000
   Nonmarketable equity securities                                                1,170,889        1,170,889
Loans receivable, net                                                           123,147,779      127,012,357
Accrued interest receivable, investments                                            255,566          453,252
Real estate acquired in settlement of loans                                          34,425                -
Property and equipment, net                                                         330,260          311,798
Prepaid expenses and other assets                                                   675,084          688,060
Deferred tax assets                                                                 122,000                -
                                                                           ----------------------------------






                                                                           ----------------------------------
              Total Assets                                                 $    176,217,088 $    174,604,556
                                                                           ==================================

See Notes to Consolidated Financial Statements.

                                                                              September 30,       June 30,
                                                                                  1996              1997
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Liabilities:
   Deposits                                                                $    111,385,386 $    108,429,998
   Advance payments by borrowers for taxes and insurance                            179,444        1,035,039
   Accrued expenses and other liabilities                                           174,607          701,832
   Special SAIF assessment                                                          792,868
   Dividends payable                                                              1,074,531          472,794
   Deferred compensation                                                            405,233          392,441
   Deferred income taxes                                                                             213,000
   Income taxes payable                                                              25,000           60,650
                                                                           ----------------------------------
              Total liabilities                                                 114,037,069      111,305,754
                                                                           ----------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued
   Common stock, no par value, authorized 10,000,000 shares;
      issued  4,298,125 shares
   Additional paid-in capital                                                    41,767,226       41,897,031
   Note receivable, ESOP                                                        (2,470,000)      (2,275,000)
   Retained earnings, substantially restricted                                   22,882,793       23,676,771
                                                                           ----------------------------------
              Total  stockholders' equity                                        62,180,019       63,298,802
                                                                           ----------------------------------
              Total liabilities and stockholders' equity                   $    176,217,088 $    174,604,556
                                                                           ==================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 1996 and 1997


                                                                                   1996             1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      2,467,129 $      2,545,258
   Short-term cash investments                                                     776,239          393,648
   Investment securities                                                            88,791          308,928
                                                                          ----------------------------------
              Total interest income                                              3,332,159        3,247,834
Interest on deposits                                                             1,430,706        1,316,246
                                                                          ----------------------------------
              Net interest income                                                1,901,453        1,931,588
Provision for loan losses                                                           10,073
                                                                          ----------------------------------
               Net interest income after provision for loan losses               1,891,380        1,931,588
                                                                          ----------------------------------
Noninterest income:
   Service charges and fees                                                         10,413            8,605
   Other                                                                            12,743           11,994
                                                                          ----------------------------------
                                                                                    23,156           20,599
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                              421,497          562,990
   Deposit insurance                                                                84,209           29,899
   Occupancy expenses                                                               37,910           37,378
   Advertising                                                                      26,647           46,453
   Data processing expense                                                          22,298           20,714
   Other                                                                            79,224           84,659
                                                                          ----------------------------------
                                                                                   671,785          782,093
                                                                          ----------------------------------
              Income before income taxes                                         1,242,751        1,170,094
                                                                          ----------------------------------
Income taxes:
   Current                                                                         440,350          436,050
   Deferred                                                                         10,000            6,000
                                                                          ----------------------------------
                                                                                   450,350          442,050
                                                                          ----------------------------------
              Net income                                                  $        792,401 $        728,044
                                                                          ==================================

Earnings per share                                                        $           0.19 $           0.17
                                                                          ==================================
Weighted average shares outstanding                                              4,044,625        4,070,625
                                                                          ==================================
Dividends paid per share                                                  $           0.10 $           0.11
                                                                          ==================================

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended June 30, 1996 and 1997


                                                                                  1996             1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      7,392,857 $      7,593,549
   Short-term cash investments                                                   1,679,201        1,423,913
   Investment securities                                                           244,100          691,026
                                                                          ----------------------------------
              Total interest income                                              9,316,158        9,708,488
Interest on deposits                                                             4,866,682        3,995,915
                                                                          ----------------------------------
              Net interest income                                                4,449,476        5,712,573
Provision for loan losses                                                           10,073
                                                                          ----------------------------------
               Net interest income after provision for loan losses               4,439,403        5,712,573
                                                                          ----------------------------------
Noninterest income:
   Service charges and fees                                                         46,377           21,525
   Other                                                                            54,627           59,075
                                                                          ----------------------------------
                                                                                   101,004           80,600
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                            1,117,096        1,705,108
   Deposit insurance                                                               250,695          126,269
   Occupancy expenses                                                              121,269          121,141
   Advertising                                                                     101,597          114,382
   Data processing expense                                                          75,408           69,855
   Other                                                                           216,977          343,481
                                                                          ----------------------------------
                                                                                 1,883,042        2,480,236
                                                                          ----------------------------------
              Income before income taxes                                         2,657,365        3,312,937
                                                                          ----------------------------------
Income taxes:
   Current                                                                         901,703          924,015
   Deferred                                                                         36,000          335,000
                                                                          ----------------------------------
                                                                                   937,703        1,259,015
                                                                          ----------------------------------
              Net income                                                  $      1,719,662 $      2,053,922
                                                                          ==================================

Earnings per share                                                                     N/A $           0.50
                                                                          ==================================
Weighted average shares outstanding                                                    N/A        4,070,625
                                                                          ==================================
Dividends paid per share                                                  $           0.10 $           0.31
                                                                          ==================================

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended June 30, 1996 and 1997



                                                                            1996                    1997
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $     1,719,662 $     2,053,922
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  32,327          30,679
      Net gain on disposal of real estate acquired
         in settlement of loans                                                    (14,030)        (12,354)
      Increase in deferred income taxes                                              36,000         335,000
      Decrease in deferred compensation                                             (2,180)        (12,792)
      ESOP compensation charged to paid-in capital                                   17,160         129,805
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                         66,340        (49,701)
           Refundable income taxes                                                   12,000          35,650
           Accrued interest receivable                                             (76,583)       (197,686)
        Increase (decrease) in:
           Accrued expenses and other liabilities                                    29,650         527,225
           Accrued SAIF assessment                                                                (792,868)
           Income taxes payable                                                      14,250
                                                                            --------------------------------
              Net cash provided by operating activities                           1,834,596       2,046,880
                                                                            --------------------------------
Cash Flows From Investing Activities
   Net increase in loans receivable                                             (4,549,648)     (3,864,578)
   Proceeds from sale of real estate acquired in settlement of loans                148,622          46,779
   Proceeds from maturities or calls of held to maturity
      investment securities                                                                      12,000,000
   Purchase of held to maturity investment securities                           (3,000,000)    (18,000,000)
   Purchase of property and equipment                                              (16,767)        (13,038)
                                                                            --------------------------------
              Net cash (used in) investing activities                           (7,417,793)     (9,830,837)
                                                                            --------------------------------


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended June 30, 1996 and 1997



                                                                                  1996             1997
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net decrease in deposits                                                 $  (13,360,994) $   (2,955,388)
   Proceeds received from issuance of common stock
      net of stock issuance costs incurred                                       39,126,861
   Principal payment for ESOP debt                                                   65,000         195,000
   Cash dividends paid                                                                          (1,824,956)
   Increase in advance payments by borrowers
       for taxes and insurance                                                      307,812         855,595
                                                                            --------------------------------
              Net cash provided by (used in) financing activities                26,138,679     (3,729,749)
                                                                            --------------------------------
              Net increase (decrease) in cash and cash equivalents               20,555,482    (11,513,706)
Cash and cash equivalents:
   Beginning                                                                     28,648,050      35,481,906
                                                                            --------------------------------
   Ending                                                                   $    49,203,532 $    23,968,200
                                                                            --------------------------------
   Cash and cash equivalents:
      Cash and short-term investments:
        Interest-bearing                                                    $    47,190,012 $    21,747,685
        Noninterest-bearing                                                         612,714         510,515
      Federal funds sold                                                          1,400,806       1,710,000
                                                                            --------------------------------
                                                                            $    49,203,532 $    23,968,200
                                                                            --------------------------------
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                              $     4,874,154 $     3,994,136
                                                                            --------------------------------
      Income taxes                                                          $       875,453 $       863,543
                                                                            --------------------------------
Dividends declared and accrued                                              $       404,463 $       447,769
                                                                            --------------------------------
Transfer from loans to real estate acquired in settlement of loans          $       175,459 $
                                                                            --------------------------------
Stock issued in exchange for note receivable from ESOP                      $     2,600,000 $
                                                                            --------------------------------

See Notes to Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

Note 1. Nature of Business

GreenStreet Financial Corp (the "Corporation") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Home Federal Savings and Loan Association (the "Association" or "Home Federal") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion (the "Conversion"). The Corporation was organized in December 1995 to acquire all of the common stock of Home Federal upon its conversion to stock form. A subscription offering of the Corporation's shares closed on April 3, 1996, at which time the Corporation acquired all of the shares of the Association and commenced operations.

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


Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Corporation are presented on a consolidated basis with those of Home Federal, although the Corporation did not own any shares of the Association and had no assets, liabilities, equity or operations at any date prior to April 3, 1996. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to April 3, 1996, such statements for all periods prior to April 3, 1996 include only the accounts and operations of Home Federal. EARNINGS PER SHARE ARE NOT PRESENTED FOR THE NINE MONTHS ENDED June 30, 1996 since the shares issued under the Conversion and offering were not outstanding for the entire period. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1997.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


Note 2. Basis of Presentation (Continued)

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the September 30, 1996 annual report of the Corporation.


Note 3. Dividends Declared

On June 25, 1997, the Board of Directors of the Corporation declared a dividend of $ .11 a share for stockholders of record as of July 11, 1997 and payable on July 23, 1997. The dividends declared are accrued in the June 30, 1997 consolidated statement of financial condition. In addition, on June 25, 1997, the Board of Directors of Home Federal declared an upstream dividend of $539,964 to Green Street Financial Corp, which was paid on July 23, 1997.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison  of  Financial  Condition  at June  30,  1997 and September 30, 1996:

Total assets decreased by $1.6 million to $174.6 million at June 30, 1997 from $176.2 million at September 30, 1996. The decrease in assets during the nine month period is principally attributable to a decrease in deposits of $3.0 million to $108.4 million at June 30, 1997, from $111.4 million at September 30, 1996. Since its mutual to stock conversion, the Corporation has elected to fund its loan demand with liquidity, rather than seeking additional deposits.
Investments and other short term interest earning assets amounted to $45.6 million at June 30, 1997, a decrease of $5.8 million from $51.4 million at September 30, 1996. Net loans receivable increased by $3.9 million during the nine month period and amounted to $127.0 million at June 30, 1997. Approximately 99% of the Corporation's assets were interest earning at June 30, 1997, and approximately 74% of such interest earning assets were held in the form of loans receivable.

During the nine months ended June 30, 1997, the Association paid the special Savings Association Insurance Fund ("SAIF") assessment of $793,000 which had been accrued and expensed at September 30, 1996. The assessment was imposed by the Federal Deposit Insurance Corporation on SAIF insurable deposits to recapitalize the SAIF. The Association had no borrowings outstanding during or at the end of the nine month period ended June 30, 1997, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 inorder for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $2.3 million at June 30, 1997 is reported as a reduction of stockholders' equity. Retained earnings increased by $794,000 to $23.7 million at June 30, 1997, which is attributable to the Corporation's consolidated earnings during the nine months ended June 30, 1997, less dividends accrued and paid during the nine month period.

At June 30, 1997, the Corporation's stockholders' equity amounted to $63.3 million, which as a percentage of total assets was 36.3%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $44.7 million at June 30, 1997 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .22% and .25% at June 30, 1997 and September 30, 1996, respectively. During the nine month period ended June 30, 1997, the Association's level of nonperforming loans remained consistently low in relation to prior periods and total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at June 30, 1997, no additional provision for loan losses was made during the nine month period.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Nine Months Ended June 30, 1997 and 1996:

General. Net income for the three and nine month periods ended June 30, 1997 was $728,000 and $2.0 million, respectively, or $64,000 less than and $334,000 more than the $792,000 and $1.7 million earned during the same periods in 1996. As discussed below, the decrease in net income for the three months ended June 30, 1997 was primarily due to the adoption of the restricted stock plan, which was established in the quarter ended December 31, 1996. As discussed below, the increase in net income for the nine months ended June 30, 1997 was primarily attributable to an increase in net interest income for the nine month period as compared to the same period in 1996.

Interest income. Interest income decreased by $84,000 from $3.3 million for the three months ended June 30, 1996 to $3.2 million for the three months ended June 30, 1997. This decrease was primarily the result of a decrease in the volume of interest-earning assets outstanding during the three month period as compared to the same period in 1996. This decrease was caused by management's decision to fund its loan demand with liquidity, rather than seeking additional deposits. That decision also significantly reduced interest expense paid on deposits as discussed below. Interest income increased by $390,000 from $9.3 million for the nine months ended June 30, 1996 to $9.7 million for the nine months ended June 30, 1997. This increase was primarily attributable to an overall increase in the volume of interest-earning assets outstanding during the first nine months of the fiscal year in comparison to the same period a year earlier, due principally to an infusion of cash received in the Conversion.

Interest Expense. Interest expense decreased by $115,000 from $1.4 million for the three months ended June 30, 1996 to $1.3 million for the three months ended June 30, 1997. Interest expense decreased by $871,000 from $4.9 million for the nine months ended June 30, 1996 to $4.0 million for the nine months ended June 30, 1997. At the time of the Conversion, approximately $9.5 million in existing deposits were withdrawn by customers for the purchase of stock in the Corporation, causing a corresponding reduction in interest-bearing liabilities and interest expense for the comparative nine month periods. Also, during the period since the Conversion, outstanding deposits have slowly declined as mortgage loan demand has been funded with Conversion proceeds. In addition, the Association's cost of funds, which approximated 5.00% for the quarter ended June 30, 1996, has fallen to approximately 4.85% for the quarter ended June 30, 1997, a decline of 15 basis points.

Net interest income. Net interest income was approximately $1.9 million for the three months ended June 30, 1997 and 1996. Net interest income increased by $1.3 million from $4.4 million for the nine months ended June 30, 1996 to $5.7 million for the nine months ended June 30, 1997. This increase resulted primarily from the decrease in the volume of interest-bearing liabilities and a lower cost of funds for the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Provision for loan losses. Based on management's analysis of the adequacy of its allowances at June 30, 1997, no provisions for loan losses were made during the three and nine month periods ended June 30, 1997. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to adjust the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Association's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Association has not charged off any loans during either of the three or nine month periods ended June 30, 1996 and 1997. At June 30, 1997, the Association's level of general valuation allowances for loan losses amounted to $235,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $21,000 and $81,000 for the three and nine months ended June 30, 1997, and $23,000 and $101,000 for the three and nine months ended June 30, 1996, respectively.

Noninterest expense. Noninterest expense increased by $111,000 to $783,000 for the three month period ended June 30, 1997 from $672,000 for the comparable quarter in 1996. For the nine month period ended June 30, 1997, noninterest expense amounted to $2.5 million, an increase of $597,000 over the $1.9 million reported for the nine months ended June 30, 1996. The increase in noninterest expense is principally due to an increase in benefits expense associated with the establishment of an ESOP at Conversion; and the adoption of the restricted stock plan, which was established in the quarter ended December 31, 1996. The ESOP and restricted stock plan expense amounted to $114,000 and $128,000, respectively, for the three months ended June 30, 1997, and $325,000 and $394,000 for the nine months ended June 30, 1997, respectively. The restricted stock plan was not in place during the three and nine month periods ended June 30, 1996. On an after tax basis, the expense for both plans during the three and nine month periods amounted to $150,000 and $446,000, respectively. For the three and nine month periods ended June 30, 1997, approximately $49,000 and $130,000, respectively, of the ESOP expense was attributable to an adjustment required under generally accepted accounting principles to report allocated ESOP shares during the quarter at the current market value of the Corporation's common stock. This portion of the ESOP expense does not represent funds actually committed to fund the ESOP's purchase of the Corporation's stock and is reported as an addition to paid in capital.

Deposit insurance expense decreased by $54,000 and $126,000 during the three and nine month periods ended June 30, 1997, respectively, as compared to the same quarters a year earlier as a result of reduced premium rates subsequent to the recapitalization of the SAIF . Other noninterest expense increased by $6,000 and $127,000 during the three and nine month periods ended June 30, 1997, respectively, as compared to the same quarters a year earlier due primarily to certain taxes and other expenses associated with operating as a public company.

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

During the nine month period ended June 30, 1997, cash and cash equivalents, a significant source of liquidity, decreased by approximately $11.5 million, primarily as a result of the purchase of held to maturity investment securities which increased by $6.0 million . Cash flows resulting from internal operating activities provided an increase of $2.0 million in cash during the nine month period ended June 30, 1997. This cash was used to fund investing activities of $9.8 million, including the purchase of held to maturity investment securities, and to fund financing activities of $3.8 million, including a decrease in deposits and the payment of dividends.

As a federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 5% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at June 30, 1997, as computed under OTS regulations, was considerable in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Part II. OTHER INFORMATION

        Item 1.   Legal Proceedings

                  The Corporation is not engaged in any legal proceedings at the present time. From time to time, the Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

      Item 2.   Changes in Securities

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

                  None

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  (a)      27.  Financial Data  Schedule

                  (b) No reports on Form 8-K were filed for the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Green Street Financial Corp

         Dated      August 5, 1997      By:  s/s H.D. Reaves, Jr.
               ----------------------        -----------------------------
                                             H. D. Reaves, Jr.
                                             President and CEO

         Dated      August 5, 1997      By:  s/s John C. Pate
               ----------------------        ---------------------------
                                             John C. Pate
                                             Senior Vice President and CFO