Form 10-K405
period 1997-09-30
GREEN STREET FINANCIAL CORP
filed 1997-12-18
CIK 1005017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended   September 30, 1997
                               ---------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from              to                .
                                     ------------    ------------

Commission File No. 0-27620

                           GREEN STREET FINANCIAL CORP
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              North Carolina                                    56-1951478
--------------------------------------------------         ---------------------
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

241 Green Street, Fayetteville, North Carolina                   28301-5051
--------------------------------------------------         ---------------------
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:          (910) 483-3681
                                                            ---------------

Securities registered under Section 12(b) of the Securities Exchange Act:  None
                                                                           ----

Securities registered under Section 12(g) of the Securities Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO     .
                                                ---      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 4, 1997, was approximately $71.0 million.

      As of December 4, 1997, there were issued and outstanding 4,298,125 shares of the registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1997. (Parts II, III and IV)
      2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1997. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

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

      The Association, a federally chartered stock savings association headquartered in Fayetteville, North Carolina, was chartered in 1916 under the name Home Building and Loan Association. The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1935. The Association is a member of and owns capital stock in the FHLB of Atlanta, which is one of the 12 regional banks in the FHLB System.

Competition

      The Association's primary market area consists of Cumberland and Robeson Counties, North Carolina and the Association is one of many financial institutions serving its market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Association's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Association's loan portfolio by the type of loan.


                                                            At September 30,
                                ---------------------------------------------------------------------------
                                         1997                     1996                       1995
                                ---------------------     ---------------------    ------------------------
                                 Amount       Percent     Amount        Percent      Amount         Percent
                                --------      -------     ------        -------    ---------        -------
                                                         (Dollars in thousands)
Type of Loans:
  Residential 1- to 4-family    $106,084       80.57%   $102,011          80.82%   $ 94,668          79.32%
  Residential multi-family ..      7,527        5.72       5,579           4.42       5,577           4.67
  Non-residential real estate     14,172       10.76      15,544          12.31      16,663          13.96
  Construction ..............      3,445        2.62       2,948           2.34       2,218           1.85
  Installment account loans .        434         .33         142           0.11         229           0.20
                                --------      ------    --------         ------    --------         ------
                                 131,662      100.00%    126,224         100.00%    119,355         100.00%
                                ========      ======    ========         ======    ========         ======

Less:
  Unearned fees and discounts        965                     931                        900
  Loans in process ..........      1,496                   1,910                      1,029
  Allowance for losses ......        255                     235                        225
                                --------                --------                   --------
                                   2,176                   3,076                      2,154
                                --------                --------                   --------

Total loans receivable, net .   $128,946                $123,148                   $117,201
                                ========                ========                   ========


Loan Maturity Tables

      The following table sets forth the estimated maturity of the Association's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $17.5 million for the year ended September 30, 1997. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                            Due after
                               Due within   1 through    Due after
                                1 year       5 years      5 years      Total
                                ------       -------      -------      -----
                                               (In thousands)

  Residential 1- to 4-family.     $116        $2,932     $103,036    $106,084
  Residential multi-family...       --            23        7,504       7,527
  Non-residential real estate        8         1,513       12,651      14,172
  Construction...............       --            --        3,445       3,445
  Installment account loans..      434            --           --         434
                                  ----        ------     --------    --------
                                  $558        $4,468     $126,636    $131,662
                                  ====        ======     ========    ========

      The following table sets forth the dollar amount of all loans due after September 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                              Floating or
                               Fixed Rates  Adjustable Rates   Total
                               -----------  ----------------   -----
                                             (In thousands)
Residential 1- to 4-family...      $68,931       $37,036      $105,967
Residential multi-family.....        1,031         6,496         7,527
Non-residential real estate..        5,446         8,719        14,165
Construction.................        3,445            --         3,445
                                   -------       -------      --------
  Total......................      $78,853       $52,251      $131,104
                                   =======       =======      ========




      One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Association's primary market area. The Association generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. With private mortgage insurance obtained for the borrower, the maximum loan to value ratio is increased to 90%. However, when lending amounts of over $240,000, the maximum loan to value ratio is reduced to 70%. The maximum loan amount for such loans is handled on a case by case basis. The Association does not originate loans with initial interest rates which are deeply discounted ("teaser rates"). Mortgage loans originated and held by the Association in its portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. The Association originates and retains both fixed and adjustable-rate mortgage loans.

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

      Non-Residential Loans. The non-residential real estate loan portfolio consists primarily of loans secured by commercial real estate and church property. Loans secured by church real estate, loans secured by rental property and loans secured by commercial property may be made in amounts up to 70% of the appraised value. Non-residential lending entails significant additional risks when compared with one- to four-family residential lending. For example, non-residential loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

      Multi-Family Residential Loans. The Association makes multi-family loans, including loans on apartment complexes. These loans have a maximum loan to value ratio of 70%. Multi-family loans generally provide higher interest rates than can be obtained from single-family mortgage loans. Multifamily lending, however, entails significant additional risks when compared with one- to four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

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

      Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Association may be compelled to advance additional funds to complete construction. Furthermore, if the estimate of value proves to be inaccurate, the Association may be confronted at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment.

     Installment Account Loans. The Association's installment account loans consist of home equity loans secured by second mortgages on single family loans in the Association's market area and savings account loans. Home equity loans generally are limited to 80% of the appraised value of the residence.

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

      Loan   Commitments.   The  Association   issues  written   commitments  to
prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At September 30, 1997, the Association had $2.1 million of commitments to cover originations and $1.5 million in undisbursed funds for loans in process. Management believes that virtually all of the Association's commitments will be funded.

      Loans to One Borrower. Regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Association. The Association is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Association's maximum loan to one borrower limit was approximately $6.8 million at September 30, 1997.

      At September 30, 1997, the Association's largest amount of loans to one borrower was seven loans aggregating $2.4 million. All of the loans to this borrower are current.

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

                                             At September 30,
                                    --------------------------------
                                    1997   1996   1995   1994   1993
                                    ----   ----   ----   ----   ----
                                         (Dollars in thousands)
Non-performing loans:
  One- to four-family residential   $173   $310   $242   $292   $246
  Multi-family residential ......     --     --     77     --     --
  Non-residential real estate ...     --     --     --    113    134
  Construction ..................     --     --     --     --     --
  Installment account loans......     --     --     --     --     --
                                    ----   ----   ----   ----   ----
Total non-performing loans ......    173    310    319    405    380
  Real estate owned .............     --     34     --     38     94
                                    ----   ----   ----   ----   ----
Total non-performing assets .....   $173   $344   $319   $443   $474
                                    ====   ====   ====   ====   ====

      Interest income foregone on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1997. Amounts actually included in the Association's interest income for non-accrual loans for the year ended September 30, 1997, were likewise immaterial.

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

      In accordance with its classification of assets policy, the Association regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1997, the Association had $173,000 of assets classified as substandard loans.

     Foreclosed Real Estate. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. Real estate acquired in settlement of loans is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value, minus estimated cost to sell. No foreclosed real estate was held by the Association at September 30, 1997.

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

      The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                             At September 30,
                                ----------------------------------------------------------------------------------
                                        1997                       1996                         1995
                                -------------------------  --------------------------   --------------------------
                                           % of Loans in               % of Loans in                % of Loans in
                                Amount of  Each Category   Amount of   Each Category    Amount of   Each Category
                                Allowance  to Total Loans  Allowance   to Total Loans   Allowance   to Total Loans
                                ---------  --------------  ---------   --------------   ---------   --------------
                                                             (Dollars in thousands)
Residential one- to four-family.   $ 93        80.57%        $ 85          80.82%         $ 89          79.53%
Residential multi-family .......     47         5.72           29           4.42            32           4.67
Non-residential real estate ....     91        10.76          102          12.31            93          13.96
Construction ...................     24         2.62           19           2.34            11           1.65
Installment loans ..............     --          .33           --            .11            --            .19
                                   ----       ------         ----         ------          ----         ------
Total allowance for loan losses.   $255       100.00%        $235         100.00%         $225         100.00%
                                   ====       ======         ====         ======          ====         ======

      The  following   table  sets  forth   information   with  respect  to  the
Association's allowance for loan losses at the dates and for the periods indicated:

                                                     Year ended September 30,
                                                     ------------------------
                                                     1997      1996      1995
                                                     ----      ----      ----
                                                      (Dollars in thousands)

Allowance balances (at beginning of period)......   $ 235     $ 225     $ 225
Provision (credit) for loan losses:
  One- to four-family residential ...............       8        (4)        2
  Multi-family residential ......................      18        (3)      (12)
  Non-residential real estate ...................     (11)        9         9
  Construction ..................................       5         8         1
  Installment loans .............................      --        --        --
Net (charge-offs) recoveries:
  One- to four-family ...........................      --        --        --
  Multi-family ..................................      --        --        --
  Non-residential real estate ...................      --        --        --
  Construction ..................................      --        --        --
  Installment loans .............................      --        --        --
                                                    -----     -----     -----
Allowance balance (at end of period) ............   $ 255     $ 235     $ 225
                                                    =====     =====     =====
Allowance for loan losses as a percent
  of total loans outstanding ....................    0.19%     0.19%     0.19%


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

      Investment Portfolio. The following table sets forth the carrying value of the Company's and the Association's investment securities, interest-earning deposits, federal funds sold and nonmarketable equity investments at the dates indicated. At September 30, 1997, the market value of the investment securities that are held-to-maturity was $13.6 million.


                                            At September 30,
                                ------------------------------------
                                      1997       1996      1995
                                      ----       ----      ----
                                             (In thousands)
Investment securities:
 U.S. Treasury securities ........   $13,500   $ 2,999   $ 2,993
 U.S. Agency securities ..........        --    12,000        --
                                     -------   -------   -------
   Total investment securities ...    13,500    14,999     2,993
 Interest earning deposits .......    29,414    33,108    27,472
 Federal Funds sold ..............     3,118     2,125       538
 Federal Home Loan Bank stock ....     1,127     1,127     1,127
 Central Service Corporation stock        44        44        44
                                     -------   -------   -------
  Total ..........................   $47,203   $51,403   $32,174
                                     =======   =======   =======

      The following table sets forth information regarding the scheduled maturities, carrying value and weighted average yields for the Association's investment securities at September 30, 1997.


                                                                    As of September 30, 1997
                         -----------------------------------------------------------------------------------------------------------
                                                After One Through    After Five Through
                            One Year or Less       Five Years             Ten Years          After Ten Years            Total
                          ------------------- -------------------   -------------------   -------------------   --------------------
                                     Weighted            Weighted              Weighted              Weighted               Weighted
                          Carrying    Average Carrying    Average   Carrying    Average   Carrying    Average   Carrying    Average
                            Value      Yield    Value      Yield      Value      Yield      Value      Yield      Value      Yield
                           --------  -------- --------   ---------   -------   --------   ---------  --------   --------    --------
                                                                   (Dollars in thousands)

U.S. Treasury securities...$     --      --%   $10,500     6.89%     $3,000      7.07%    $   --         --%      $13,500     6.93%
U.S. Agency securities.....      --      --         --       --          --        --         --         --            --       --
Interest earning deposits    29,414    5.45%        --       --          --        --         --         --        29,414     5.45%
Federal Funds sold.........   3,118    5.32%        --       --          --        --         --         --         3,118     5.32%
Federal Home Loan Bank
 stock (1).................      --      --         --       --          --        --      1,127       7.29%        1,127     7.29%
Central Service Corporation
  stock(1).................      --      --         --       --          --        --         44                       44       --
                            -------    ----    -------     ----      ------      ----     ------       ----       -------     ----
  Total.................... $32,532    5.44%   $10,500     6.89%     $3,000      7.07%    $1,171       7.29%      $47,203     5.91%
                            =======    ====    =======     ====      ======      ====     ======       ====       =======     ====


-------------
(1) Nonmarketable equity security; substantially all required to be maintained and assumed to mature in periods greater than 10 years.

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

      Deposits. Consumer and commercial deposits are attracted principally from within the Association's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Association also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1997, the Association had no brokered accounts.

      Certificates of Deposit. The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                  Certificates
                                                  of Deposits
                                                  ------------
Maturity Period                                  (In thousands)
---------------

Within three months............................      $2,350
Three through six months.......................       2,692
Six through twelve months......................       2,798
Over twelve months.............................       2,117
                                                     ------
                                                     $9,957
                                                     ======



Borrowings

      The Association may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Association's stock in the FHLB of Atlanta and a portion of the Association's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Association, if the need arises, may also access the discount window of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1997, the Association had no borrowings from the FHLB of Atlanta.

Employees

      At September 30, 1997, the Association had 28 full-time and 4 part-time employees. None of the Association's employees are represented by a collective bargaining group. The Association believes that its relationship with its employees is good.

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

      Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Association might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Association cannot predict the impact of its conversion to, or regulation as, a bank until the legislation requiring such change is enacted.

      Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, at September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Association of approximately .657% of deposits held on March 31, 1995. The Association recorded a $792,868 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Association substantially declined.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Association met these capital standards at September 30, 1997.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1997, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1997, the Association was in compliance with its QTL requirement with 88% of its assets invested in QTIs.

      Federal Home Loan Bank System. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Association was in compliance with these Federal Reserve Board requirements.

Executive Officers of the Company Who Are Not Directors


                  Name and Title                Age as of September 30, 1997
                  --------------                ----------------------------

                  Allen Lloyd                                44
                  Secretary

                  Jerry L. Robertson                         55
                  Vice President and Treasurer

                  Anthony Strickland                         51
                  Vice President


Allen Lloyd has been the Secretary of the Association since 1983 and has held the same position with the Company since December 1995.

Jerry L. Robertson has been Vice President and Treasurer of the Association since 1983 and has held the same position with the Company since December 1995.

Anthony Strickland has been Vice President of the Association since 1982 and has held the same position with the Company since December 1995. Mr. Strickland became an executive officer on April 3, 1997.

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
-------------------------------------------------------------------------------

      The information contained under the section captioned "Common Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference. In addition, there are 4,298,125 shares of Common Stock outstanding which were held by approximately 2,450 holders on September 30, 1997.

Item 6.  Selected Financial Data
--------------------------------

      The information contained in the section captioned "Green Street Financial Corp Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

      See pages 11 and 12 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item  8.  Financial Statements and Supplementary Data
-----------------------------------------------------

      The   Registrant's   financial   statements   listed  under  Item  14  are
incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

      Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the 1997 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

      The information contained in the section captioned "Director and Executive Officer Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the 1997 Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the 1997 Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

      (a) Listed below are all financial statements and exhibits filed as part of this report.

            1. The consolidated balance sheets of Green Street Financial Corp and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1997, together with the related notes and the independent auditors' report of McGladrey & Pullen, LLP, independent certified public accountants.

            2.    Schedules omitted as they are not applicable.

            3.    Exhibits

      The following Exhibits are filed as part of this report:

             3(i) Articles of Incorporation of Green Street Financial Corp * 3(ii) Bylaws of Green Street Financial Corp *
             10.1  Form of Employment  Agreement  with H.D.  Reaves,  Jr., Jerry
                   Robertson and Allen Lloyd *
             10.6  1996 Stock Option Plan **
             10.7  Restricted Stock Plan and Trust Agreement **
             13    Annual  Report to  Stockholders  for the  fiscal  year  ended
                   September 30, 1997
             21    Subsidiaries  of the  Registrant  (See  Item 1 -  Business  -
                   General)
             27    Financial Data Schedule ***

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80485) declared effective by the SEC on February 12, 1996.
** Incorporated by reference to the proxy statement for the special meeting of stockholders on October 17, 1996 and filed with the SEC on September 6, 1996.
***   Only included in electronic filing.

     (b) No reports were filed under cover of Form 8-K during the fourth quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 18, 1997.


                                    GREEN STREET FINANCIAL CORP


                                    By:   /s/ H.D. Reaves, Jr.
                                          --------------------------------------
                                          H. D. Reaves, Jr.
                                          President, Chief Executive Officer and
                                             Director
                                          (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 18, 1997.



/s/ H.D. Reaves, Jr.                       /s/ John C. Pate
------------------------------------       -----------------------------------
H. D. Reaves, Jr.                          John C. Pate
President, Chief Executive Officer         Senior Vice President and Director
and Director                               (Principal Financial Officer)
(Principal Executive Officer)


/s/ Robert O. McCoy, Jr.                   /s/ Jerry Robertson
------------------------------------       ------------------------------------
Robert O. McCoy, Jr.                       Jerry Robertson
Chairman of the Board and Director         Vice President and Treasurer
                                           (Principal Accounting Officer)


                                           /s/ Henry G. Hutaff, Sr.
------------------------------------       ------------------------------------
Norwood E. Bryan, Jr.                      Henry G. Hutaff, Sr.
Director                                   Vice Chairman of the Board and
                                            Director


/s/ Joseph H. Hollinshed                   /s/ John M. Grantham
------------------------------------       ------------------------------------
Joseph H. Hollinshed                       John M. Grantham
Director                                   Senior Vice President and Director


/s/ Robert G. Ray                          /s/ Henry W. Holt
------------------------------------       ------------------------------------
Robert G. Ray                              Henry W. Holt
Director                                   Director