Form 10-Q
period 1997-12-31
GREEN STREET FINANCIAL CORP
filed 1998-02-11
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        December 31, 1997
                                     -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ---------------     ----------------

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
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

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

Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes     X       No
                                                          ---------      -------

As of February 6, 1998 there were issued and outstanding 4,298,125 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                        Pages

    Item 1.  Condensed Consolidated Financial Statements

               Statements of  financial  condition  at  September  30,  1997 and
                    December 31, 1997 (unaudited)                                      1-2

               Statements of income for the three months ended December 31, 1996
                    (unaudited)  and December 31, 1997  (unaudited)                     3

               Statements of cash flows for the three months ended  December 31,
                    1996 (unaudited) and December 31, 1997 (unaudited)                 4-5

               Notes to condensed consolidated financial statements                    6-7

    Item 2.   Management's   Discussion  and  Analysis  of  Financial Condition
                and Results of Operations                                             8-10

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                          11
    Item 2.  Changes in Securities                                                      11
    Item 3.  Defaults upon Senior Securities                                            11
    Item 4.  Submission of Matters to a Vote of Security Holders                        11
    Item 5.  Other Information                                                          11
    Item 6.  Exhibits and Reports on Form 8-K                                           11

    Signatures                                                                          12


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1997 and September 30, 1997
                                                    December 31,   September 30,
ASSETS                                                1997               1997
--------------------------------------------------------------------------------
                                                    (Unaudited)
Cash and short-term cash investments:
  Interest-earning                                 $ 24,138,855     $ 29,414,597

  Noninterest-earning                                   242,924          555,043
    Federal funds sold                                3,140,000        3,118,000
Investment securities:
  Held to maturity , at amortized cost               19,500,000       13,500,000
  Nonmarketable equity securities                     1,170,889        1,170,889
Loans receivable, net                               130,233,244      128,945,951
Accrued interest receivable, investments                254,535          222,716
Property and equipment, net                             308,985          306,794
Prepaid expenses and other assets                       710,310          727,688
                                                   -----------------------------




         Total Assets                              $179,699,742     $177,961,678
                                                   =============================


See Notes to Condensed Consolidated Financial Statements.


                                                      December 31        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1997               1997
--------------------------------------------------------------------------------------
                                                        (Unaudited)
Liabilities:
  Deposits                                             $114,347,656    $ 112,641,893
  Advance payments by borrowers for taxes and               530,266          250,662
  insurance
  Income taxes payable                                      408,700          243,000
  Accrued expenses and other liabilities                    251,104          375,080
  Dividends payable                                         472,794        1,117,513
  Deferred compensation                                     383,252          387,847
                                                       -----------------------------
         Total liabilities                              116,393,772      115,015,995
                                                       -----------------------------
Stockholders' equity:
  Preferred stock, no par value, authorized
    1,000,000 shares;  none issued                               -                -
  Common stock, no par value, authorized
    10,000,000 shares; issued  4,298,125 shares                  -                -
  Additional paid-in capital                             41,871,684       41,816,239
  Note receivable, ESOP                                  (2,145,000)      (2,210,000)
  Retained earnings, substantially restricted            23,579,286       23,339,444
                                                       -----------------------------
         Total  stockholders' equity                     63,305,970       62,945,683
                                                       -----------------------------
         Total liabilities and stockholders' equity    $179,699,742    $ 177,961,678
                                                       =============================


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended December 31, 1997 and 1996



                                                        1997            1996
--------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                              $2,623,634     $ 2,528,716
  Investments                                           717,908         726,962
                                                     --------------------------
         Total interest income                        3,341,542       3,255,678
Interest expense                                      1,459,877       1,368,773
                                                     --------------------------
         Net interest income                          1,881,665       1,886,905
Provision for loan losses                                    -               -
                                                     --------------------------
          Net interest income after provision for
           loan losses                                1,881,665       1,886,905
                                                     --------------------------

Noninterest income                                       20,779          27,156
                                                     --------------------------
Noninterest expense:
  Compensation and employee benefits                    589,578         572,745
  Other                                                 217,375         297,460
                                                     --------------------------
                                                        806,953         870,205
                                                     --------------------------
         Income before income taxes                   1,095,491       1,043,856

Income taxes                                            406,450         403,865
                                                     --------------------------
         Net income                                  $  689,041     $   639,991
                                                     ==========================


Basic earnings per share                             $  0.17        $      0.16
                                                     ==========================
Diluted earnings per share                           $  0.17        $      0.16
                                                     ==========================

Dividends paid per share                             $  0.11        $      0.10
                                                     ==========================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended December 31, 1997 and 1996


                                                         1997           1996
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                         $   689,041    $  639,991
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         9,000          9,679
    Net gain on disposal of real estate acquired
       in settlement of loans                              --          (12,354)
    Increase in deferred income taxes                     3,000        321,000
    Increase (decrease) in deferred compensation         (4,595)        (3,602)
    ESOP compensation charged to paid-in capital         55,445         34,840
    Changes in assets and liabilities:
      (Increase) decrease in:
        Prepaid expenses and other assets                17,378        (60,617)
        Accrued interest receivable                     (31,819)       111,531
      Increase (decrease) in:
        Accrued expenses and other liabilities         (126,976)        52,451
        Accrued SAIF assessment                            --         (792,868)
        Income taxes payable                            165,700         38,400
                                                     -----------    ----------
         Net cash provided by operating activities      776,174        338,451
                                                     -----------    ----------

  Net increase in loans receivable                   (1,287,293)      (384,531)
  Proceeds from sale of real estate acquired in
  settlement of loans                                      --           46,779
  Proceeds from maturities of held to maturity        3,000,000     12,000,000
  investment securities
    Purchase of held to maturity investment
      securities                                     (9,000,000)          --
  Purchase of property and equipment                    (11,191)        (2,578)
                                                     -----------    ----------
         Net cash provided by (used in) investing
           activities                                (7,298,484)    11,659,670
                                                     -----------    ----------

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended December 31, 1997 and 1996


                                                                       1997          1996
-----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Net increase in deposits                                        $  1,705,763    $    502,410
  Principal payment for ESOP debt                                       65,000          65,000
  Cash dividends paid                                               (1,093,918)     (1,012,781)
  Increase in advance payments by borrowers
     for taxes and insurance                                           279,604         276,273
                                                                  ----------------------------
         Net cash used in financing activities                         956,449        (169,098)
                                                                  ----------------------------
         Net increase (decrease) in cash and cash
           equivalents                                              (5,565,861)     11,829,023
Cash and cash equivalents:
  Beginning                                                         33,087,640      35,481,906
                                                                  ----------------------------
  Ending                                                          $ 27,521,779    $ 47,310,929
                                                                  ============================
  Cash and cash equivalents:
     Cash and short-term investments:
     Interest-bearing                                             $ 24,138,855    $ 45,838,379
     Noninterest-bearing                                               242,924         237,412
     Federal funds sold                                              3,140,000       1,235,138
                                                                  ----------------------------
                                                                  $ 27,521,779    $ 47,310,929
                                                                  ============================
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                      $  1,462,315    $  1,364,072
                                                                  ============================
    Income taxes                                                  $    223,750    $     19,643
                                                                  ============================
Supplemental Disclosure of Non-cash Investing and
Financing
  Activities:
    Dividends declared and accrued                                $    472,794    $    405,763
                                                                  ============================

See  Notes  to  Condensed   Consolidated   Financial Statements.

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


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998 or any other interim period.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 2.  Basis of Presentation (Continued)

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Corporation.


Note 3.  Dividends Declared

On December 29, 1997, the Board of Directors of the Corporation declared a dividend of $ .11 a share for stockholders of record as of January 12, 1998 and payable on January 23, 1998. The dividends declared were accrued and reported as other liabilities in the December 31, 1997 consolidated statement of financial condition.


Note 4.  Earnings Per Share

As required, the Corporation adopted statement of Financial Accounting Standards No. 128 during the quarter ended December 31, 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:

                                                        1997        1996
                                                     ----------------------
Weighted average shares outstanding                   4,298,125  4,298,125
Less unallocated ESOP shares                            217,750    240,500
                                                     ----------------------
   Weighted average outstanding shares used for       4,080,375  4,057,625
   basic EPS
Plus incremental shares from assumed issuance
  of stock options                                       83,330     14,526
                                                     ----------------------
   Weighted average outstanding shares used for
   diluted EPS                                        4,163,705  4,072,151
                                                     ======================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Comparison of Financial Condition at December 31, 1997 and September 30, 1997:

Total assets increased by $1.7 million during the first quarter to $179.7 million at December 31, 1997. The only significant change in the component of the Corporation's assets during the quarter was that $6.0 million in short term interest earning assets were placed in investment securities at December 31, 1997. Investments and other short term interest earning assets amounted to $47.9 million at December 31, 1997. Net loans receivable increased by $1.3 million during the quarter and amounted to $130.2 million at December 31, 1997. Approximately 99% of the Corporation's assets were interest earning at December 31, 1997, and approximately 72% of such interest earning assets were held in the form of loans receivable.

Savings deposits increased by $1.7 million during the quarter and amounted to $114.3 million at December 31, 1997. The Association had no borrowings outstanding during or at the end of the three month period ended December 31, 1997, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $2.1 million at December 31, 1997 net of a $65,000 principal repayment during the quarter, is reported as a reduction of stockholders' equity. Retained earnings increased by $.2 million to $23.6 million at December 31, 1997, which is attributable to the Corporation's consolidated earnings during the three months ended December 31, 1997, less dividends accrued for the quarter.

At December 31, 1997, the Corporation's stockholders' equity amounted to $63.3 million, which as a percentage of total assets was 35.2%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision
(OTS). The Association's stand-alone equity was $44.9 million at December 31, 1997 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .10% and .13% at December 31, 1997 and September 30, 1997, respectively. The Association's level of nonperforming loans was .15% at December 31, 1996. During the quarter ended December 31, 1997, the Association's level of nonperforming loans remained consistently low in relation to prior periods and total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at December 31, 1997, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996:

General. Net income for the three month period ended December 31, 1997 was $689,000, a 7.7% increase over the $640,000 earned during the same period in 1996. As discussed below, the increase in net income was primarily attributable to a decrease in noninterest expense for the 1997 quarter.

Interest income. Interest income increased by $86,000 from $3.3 million for the three months ended December 31, 1996 to $3.4 million for the three months ended December 31, 1997. The increase was attributable to a higher level of interest-earning assets outstanding during the first quarter of this year in comparison to the same quarter a year earlier.

Interest expense. Interest expense increased by $91,000 from $1.4 million for the three months ended December 31, 1996 to $1.5 million for the three months ended December 31, 1997. The primary cause for this increase was the increase in savings deposits from $111.9 million at December 31, 1996 to $114.3 million at December 31, 1997. In addition, the Association's average cost of funds, which approximated 4.90% for the quarter ended December 31, 1996, was approximately 22 basis points higher in the quarter ended December 31, 1997.

Net interest income. Net interest income remained constant for the three months ended December 31, 1997 compared to the three months ended December 31, 1996. There was a minimal decrease of $5,000 in the December 31, 1997 quarter from the December 31, 1996 quarter.

Provision for loan losses. Based on management's analysis of the adequacy of its allowances at December 31, 1997 and 1996, no provisions for loan losses were made during the quarters. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Association's level of nonperforming loans has remained consistently low in relation to prior periods and total loans outstanding, and the Association did not charge off any loans during either of the three month periods ended December 31, 1997 and 1996. At December 31, 1997, the Association's level of general valuation allowances for loan losses amounted to $255,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $27,000 and $21,000 for the quarters ended December 31, 1996 and 1997, respectively.

Noninterest expense. Noninterest expense decreased by $63,000 to $807,000 for the three month period ended December 31, 1997 from $870,000 for the comparable quarter in 1996. The decrease in noninterest expense is principally due to a decrease in deposit insurance expense. Total deposit insurance expense decreased form $81,000 in the 1996 quarter to $29,000 in the 1997 quarter. Other

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
noninterest expense decreased by $37,000 during the current quarter as compared to the same quarter a year earlier due primarily to other expenses associated with operating as a public company in 1996.

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

Capital Resources and Liquidity. The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity insures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

During the three month period ended December 31, 1997, cash and cash equivalents, a significant source of liquidity, decreased by approximately $5.6 million. The decrease is primarily a result of the purchase of $6.0 million of investment securities during the quarter.

As a federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at December 31, 1997, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet the anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Year 2000 Issue. The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Company is conducting a comprehensive review of its computer systems, including its core processing systems maintained by an independent data processing service center, to identify the systems that could be affected by the Year 2000 Issue. Upon completion of the assessment phase of the review, management expects to identify the corrective action required to ensure that the Company's internal and vendor-maintained systems that are date sensitive are Year 2000 compliant and to test all such systems prior to the year 2000.

Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making all its systems Year 2000 compliant.

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

                  None

      Item 5.     Other Information

                  None

      Item 6.     Exhibits and Reports on Form 8-K

                  (a) 27. Financial Data Schedule (electronic filing only)

                  (b) No reports  on 8-K were  filed for the  period  covered by this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Green Street Financial Corp

      Dated      February 11, 1998           By: s/s H. D. Reaves, Jr.
            -------------------------            -----------------------------
                                                 H. D. Reaves, Jr.
                                                 President and CEO

      Dated      February 11, 1998           By: s/s   John   C. Pate
            -------------------------            -----------------------------
                                                 John C. Pate
                                                 Senior Vice President and CFO