Form 10-Q
period 1998-03-31
GREEN STREET FINANCIAL CORP
filed 1998-05-11
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

          For the quarterly period ended        March 31, 1998
                                             -----------------------------------

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ----------------       ---------------

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

Indicate by check 3 whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   x         No
                                                          -----          -----


As of May 7, 1998 there were issued and outstanding 4,298,125 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                      Pages

    Item 1.  Condensed Consolidated Financial Statements

             Statements of financial condition at September 30,
               1997 and March 31, 1998 (unaudited)                      1-2

             Statements of income for the three months ended
               March 31, 1997 (unaudited) and
               March 31, 1998 (unaudited)                                 3

             Statements of income for the six months ended
               March 31, 1997 (unaudited) and
               March 31, 1998 (unaudited)                                 4

             Statements of cash flows for the six months ended
               March 31, 1997 (unaudited) and
               March 31, 1998 (unaudited)                               5-6

             Notes to condensed consolidated financial statements       7-8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-11

    Item 3.  Quantitative and Qualitative Disclosures About Market
                Risk                                                     12

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                        13-14

    Item 2.  Changes in Securities                                    13-14

    Item 3.  Defaults upon Senior Securities                          13-14

    Item 4.  Submission of Matters to a Vote of Security Holders      13-14

    Item 5.  Other Information                                        13-14

    Item 6.  Exhibits and Reports on Form 8-K                         13-14

    Signatures                                                           15

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
CONDITION
March 31, 1998 and September 30, 1997
                                                March 31,    September 30,
ASSETS                                             1998          1997
--------------------------------------------------------------------------------
                                                     (Unaudited)
Cash and short-term cash investments:
  Interest-earning                            $ 31,153,936   $ 29,414,597
  Noninterest-earning                              361,562        555,043
  Federal funds sold                             1,733,000      3,118,000
Investment securities:
  Held to maturity, at amortized cost           10,500,000     13,500,000
  Nonmarketable equity securities                1,189,189      1,170,889
Loans receivable, net                          131,791,523    128,945,951
Accrued interest receivable, investments           126,646        222,716
Real estate acquired in settlement of loans         51,749              -
Property and equipment, net                        305,762        306,794
Prepaid expenses and other assets                  687,419        727,688
                                              ---------------------------







         Total Assets                         $177,900,786   $177,961,678
                                              ===========================


See Notes to Condensed Consolidated Financial Statements.


                                                                               March 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998              1997
-------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Liabilities:
   Deposits                                                                $    112,110,602 $    112,641,893
   Advance payments by borrowers for taxes and insurance                            839,414          250,662
   Income taxes payable                                                              34,400          243,000
   Accrued expenses and other liabilities                                           397,130          375,080
   Dividends payable                                                                472,794        1,117,513
   Deferred compensation                                                            381,436          387,847
                                                                           ----------------------------------
              Total liabilities                                                 114,235,776      115,015,995
                                                                           ----------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued                                                                         -                -
   Common stock, no par value, authorized 10,000,000 shares;
      issued  4,298,125 shares                                                            -                -
   Additional paid-in capital                                                    41,923,229       41,816,239
   Note receivable, ESOP                                                         (2,080,000)      (2,210,000)
   Retained earnings, substantially restricted                                   23,821,781       23,339,444
                                                                           ----------------------------------
              Total  stockholders' equity                                        63,665,010       62,945,683
                                                                           ----------------------------------
              Total liabilities and stockholders' equity                   $    177,900,786 $    177,961,678
                                                                           ==================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 1998 and 1997

                                                                                    1998            1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      2,604,349 $      2,519,575
   Investments                                                                     689,760          685,401
                                                                          ----------------------------------
              Total interest income                                              3,294,109        3,204,976
Interest expense                                                                 1,393,714        1,311,896
                                                                          ----------------------------------
              Net interest income                                                1,900,395        1,893,080
Provision for loan losses                                                                -                -
                                                                          ----------------------------------
              Net interest income after provision for loan losses                1,900,395        1,893,080
                                                                          ----------------------------------

Noninterest income                                                                  52,658           32,845
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                              579,952          569,373
   Other                                                                           258,392          257,565
                                                                          ----------------------------------
                                                                                   838,344          826,938
                                                                          ----------------------------------
               Income before income taxes                                        1,114,709        1,098,987

Income taxes                                                                       422,300          413,100
                                                                          ----------------------------------
              Net income                                                  $        692,409 $        685,887
                                                                          ----------------------------------


Basic earnings per share                                                  $           0.17 $           0.17
                                                                          ==================================
Diluted earnings per share                                                $           0.17 $           0.17
                                                                          ==================================
Dividends paid per share                                                  $           0.11 $           0.10
                                                                          ==================================


See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended March 31, 1998 and 1997

                                                                                   1998             1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                    $     5,227,983 $     5,048,291
   Investments                                                                    1,407,668       1,412,363
                                                                            --------------------------------
              Total interest income                                               6,635,651       6,460,654
Interest expense                                                                  2,853,591       2,680,669
                                                                            --------------------------------
              Net interest income                                                 3,782,060       3,779,985
Provision for loan losses                                                                 -               -
                                                                            --------------------------------
              Net interest income after provision for loan losses                 3,782,060       3,779,985
                                                                            --------------------------------

Noninterest income                                                                   73,437          60,001
                                                                            --------------------------------
Noninterest expense:
   Compensation and employee benefits                                             1,169,530       1,142,118
   Other                                                                            475,767         555,025
                                                                            --------------------------------
                                                                                  1,645,297       1,697,143
                                                                            --------------------------------
              Income before income taxes                                          2,210,200       2,142,843

Income taxes                                                                        828,750         816,965
                                                                            --------------------------------
              Net income                                                    $     1,381,450 $     1,325,878
                                                                            --------------------------------


Basic earnings per share                                                    $          0.34 $          0.33
                                                                            ================================
Diluted earnings per share                                                  $          0.33 $          0.32
                                                                            ================================
Dividends paid per share                                                    $          0.22 $          0.20
                                                                            ================================


See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 1998 and 1997

                                                                                     1998         1997
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $     1,381,450 $    1,325,878
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  18,000         20,179
      Net gain on disposal of real estate acquired
         in settlement of loans                                                           -        (12,354)
      Increase in deferred income taxes                                               9,000        329,000
      Decrease in deferred compensation                                              (6,411)        (8,197)
      ESOP compensation charged to paid-in capital                                  106,990         80,730
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                         40,269        (82,189)
           Accrued interest receivable                                               96,070         85,740
        Increase (decrease) in:
           Accrued expenses and other liabilities                                    13,050        280,860
           Accrued SAIF assessment                                                        -       (792,868)
           Income taxes payable                                                    (208,600)        34,600
                                                                            -------------------------------
              Net cash provided by operating activities                           1,449,818      1,261,379
                                                                            -------------------------------
Cash Flows From Investing Activities
   Net increase in loans receivable                                              (2,897,321)    (1,141,633)
   Proceeds from sale of real estate acquired in settlement of loans                     -          46,779
   Proceeds from maturities of held to maturity investment securities            18,000,000     12,000,000
    Purchase of held to maturity investment securities                          (15,000,000)    (9,000,000)
   Purchase of nonmarketable equity securities                                      (18,300)             -
   Purchase of property and equipment                                               (16,968)        (8,984)
                                                                            -------------------------------
              Net cash provided by investing activities                     $        67,411 $    1,896,162
                                                                            -------------------------------


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 1998 and 1997

                                                                                   1998            1997
------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net decrease in deposits                                                 $      (531,291)$    (2,262,439)
   Principal payment for ESOP debt                                                  130,000         130,000
   Cash dividends paid                                                           (1,543,832)     (1,418,544)
   Increase in advance payments by borrowers
       for taxes and insurance                                                      588,752         609,591
                                                                            --------------------------------
              Net cash used in financing activities                              (1,356,371)     (2,941,392)
                                                                            --------------------------------
              Net increase in cash and cash equivalents                             160,858         216,149
Cash and cash equivalents:
   Beginning                                                                     33,087,640      35,481,906
                                                                            --------------------------------
   Ending                                                                   $    33,248,498 $    35,698,055
                                                                            ================================
   Cash and cash equivalents:
       Cash and short-term investments:
       Interest-bearing                                                     $    31,153,936 $    33,998,331
       Noninterest-bearing                                                          361,562         311,138
       Federal funds sold                                                         1,733,000       1,388,586
                                                                            --------------------------------
                                                                            $    33,248,498 $    35,698,055
                                                                            ================================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                              $     2,851,596 $     2,675,434
                                                                            ================================
      Income taxes                                                          $     1,050,350 $       428,543
                                                                            ================================
Supplemental Disclosure of Noncash Investing and Financing
   Activities:
     Dividends declared and accrued                                         $       472,794 $       406,412
                                                                            ================================
      Transfer from loans to real estate acquired
        in settlement of loans                                              $        51,749 $            --
                                                                            ================================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

            Note 1. Nature of Business

            Green Street Financial Corp (the "Corporation") was incorporated under the laws of the State of North Carolina for the purpose of becoming the savings and loan holding company of Home Federal Savings and Loan Association (the "Association" or "Home Federal") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, pursuant to its Plan of Conversion. The Corporation was organized in December 1995 to acquire all of the common stock of Home Federal upon its conversion to stock form. A subscription offering of the Corporation's shares closed on April 3, 1996, at which time the Corporation acquired all of the shares of the Association and commenced operations. The financial statements of the Corporation are presented on a consolidated basis with those of Home Federal.

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

            Basis of Presentation The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998 or any other interim period.

            The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Corporation.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

            Note 3.   Dividends Declared

            Dividends Declared On March 25, 1998, the Board of Directors of the Corporation declared a dividend of $ .11 a share for stockholders of record as of April 13, 1998 and payable on April 23, 1998. The dividends declared were accrued and reported as other liabilities in the March 31, 1998 consolidated statement of financial condition.

            Note 4.   Earnings Per Share

            Earnings Per Share As required, the Corporation adopted statement of Financial Accounting Standards No. 128 during the quarter ended December 31, 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding for the three and six month periods are as follows:

            Three-months ended:
                                                                                                 1998             1997
                                                                                          --------------------------------
            Weighted average shares outstanding                                                4,298,125        4,298,125
            Less unallocated ESOP shares                                                         211,250          237,250
                                                                                          --------------------------------
                Weighted average outstanding shares used for basic EPS                         4,086,875        4,060,875
            Plus incremental shares from assumed issuance
               of stock options                                                                   71,735           53,475
                                                                                          --------------------------------
                Weighted average outstanding shares used for diluted EPS                       4,158,610        4,114,350
                                                                                          ================================


            Six-months ended:

            Weighted average shares outstanding                                                4,298,125        4,298,125
            Less unallocated ESOP shares                                                         214,500          240,500
                                                                                          --------------------------------
                Weighted average outstanding shares used for basic EPS                         4,083,625        4,057,625
            Plus incremental shares from assumed issuance
               of stock options                                                                   71,735           53,475
                                                                                          --------------------------------
                Weighted average outstanding shares used for diluted EPS                       4,155,360        4,111,100
                                                                                          ================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 1998 and September 30, 1997:

Total assets remained stable at $177.9 million at March 31, 1998 compared to $178.0 million at September 30, 1997. The only significant change in the component of the Corporation's assets during the period was $3.0 million in held to maturity investment securities, which were called and used to fund mortgage loans at March 31, 1998. Investments and other short-term interest earning assets amounted to $44.6 million at March 31, 1998. Net loans receivable increased by $2.8 million during the period and amounted to $131.8 million at March 31, 1998. Approximately 99% of the Corporation's assets were interest earning at March 31, 1998, and approximately 75% of such interest earning assets were held in the form of loans receivable.

Savings deposits decreased by $.5 million during the period and amounted to $112.1 million at March 31, 1998. The Association had no borrowings outstanding during or at the end of the six month period ended March 31, 1998, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $2.1 million at March 31, 1998 net of a $130,000 principal repayment during the period, is reported as a reduction of stockholders' equity. Retained earnings increased by $.5 million to $23.8 million at March 31, 1998, which is attributable to the Corporation's consolidated earnings during the six months ended March 31, 1998, less dividends accrued for the period.

At March 31, 1998, the Corporation's stockholders' equity amounted to $63.7 million, which as a percentage of total assets was 35.8%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision
(OTS). The Association's stand-alone equity was $45.0 million at March 31, 1998 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .21% and .13% at March 31, 1998 and September 30, 1997, respectively. The Association's level of nonperforming loans was .19% at March 31, 1997. During the quarter ended March 31, 1998, the Association's level of nonperforming loans remained consistently low in relation to total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at March 31, 1998, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison  of  Operating  Results  for the Six Months  Ended March 31, 1998 and
1997:

General. Net income for the three month and six month period ended March 31, 1998 was $692,000, and $1,381,000, respectively, or $6,000 and $55,000 more than the $686,000 and $1,326,000 earned during the same periods in 1997. The increase in net income was primarily attributable to an increase in noninterest income for the three month period and to a decrease in noninterest expense for the six month period ended March 31, 1998 as compared to the same periods in 1997.

Interest income. Interest income increased by $89,000 from $3.2 million for the three months ended March 31, 1997 to $3.3 million for the three months ended March 31, 1998. Interest income increased by $175,000 from $6.5 million for the six months ended March 31, 1997 to $6.6 million for the six months ended March 31, 1998. These increases were principally attributable to the overall increase in net loans receivable.

Interest expense. Interest expense increased by $82,000 from $1.3 million for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998. Interest expense increased by $173,000 from $2.7 million for the six months ended March 31, 1997 to $2.9 million for the six months ended March 31, 1998. Even though the Association's savings deposits decreased by $.5 million during the six month period, the cost of funds for the same period increased from approximately 4.85% to approximately 5.05%. The Association's cost of funds which approximated 4.75% for the quarter ended March 31, 1997 increased to approximately 4.95% for the quarter ended March 31, 1998.

Net interest income. Net interest income remained stable at $1.9 million and $3.8 million for the three and six months ended March 31, 1997 and 1998, respectively.

Provision for loan losses. Based on management's analysis of the adequacy of its allowances at March 31, 1998 and 1997, no provisions for loan losses were made during the three and six months periods ended March 31, 1998 and 1997.
Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Association's level of nonperforming loans has remained consistently low in relation to total loans outstanding, and the Association has not charged off any loans during either of the three or six month periods ended March 31, 1998 and 1997. At March 31, 1998, the Association's level of general valuation allowances for loan losses amounted to $255,000, which management believes is adequate to absorb potential losses in its loan portfolio.

Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $53,000 and $73,000 for the three and six months ended March 31, 1998, and $33,000 and $60,000 for the three and six months ended March 31, 1997, respectively.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Noninterest expense. Noninterest expense increased by $11,000 to $838,000 for the three month period ended March 31, 1998 from $827,000 for the comparable quarter in 1997. For the six month period ended March 31, 1998, noninterest expense amounted to $1.6 million, a decrease of $52,000 from the $1.7 million reported for the six months ended March 31, 1997. The increase in noninterest expense for the three month period is principally due to an increase in employee benefits, whereas the decrease in noninterest expense for the six month period is principally due to a decrease in deposit insurance premiums.

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

During the six month period ended March 31, 1998, cash and cash equivalents, a significant source of liquidity, remained fairly constant, increasing by approximately $161,000.

As a federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at March 31, 1998, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet the anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Year 2000 Issue. The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Association is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Association has conducted a comprehensive review of its computer systems, including its core processing systems maintained by an independent data processing service center, to identify the systems that could be affected by the Year 2000 Issue.
Management has identified the corrective action required to ensure that the Association's internal and vendor-maintained systems that are date sensitive are Year 2000 compliant.

Because the Association has not completed discussions with its vendors, management is unable to estimate the cost of making all its systems Year 2000 compliant.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


There were no significant changes for the six months ended March 31, 1998 from the information presented in the annual report on Form 10K for the year ended September 30, 1997.

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

                  None

        Item 3.   Defaults Upon Senior Securities

                  None

        Item 4.   Submission of Matters to a Vote of Security Holders

                  On January 28, 1998, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company, to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending September 30, 1998, to ratify the amendment to Green Street Financial Corp's 1996 Stock Option Plan, and to ratify the amendment to Home Federal Savings and Loan Association's Restricted Stock Plan and Trust Agreement. All items were approved by the stockholders as shown below:

                  Vote concerning the election of directors of the Company:

                                            For             Against          Abstain            Total
                                      ----------------------------------------------------------------------
                    Hutaff, Sr.            3,935,504            95,757                0         4,031,261
                    McCoy, Jr.             3,942,422            88,839                0         4,031,261
                    Pate                   3,942,072            89,189                0         4,031,261


                    Vote concerning ratification of McGladrey & Pullen, LLP as independent auditors for the year ended September 30, 1998:

                                            For             Against          Abstain            Total
                                      ----------------------------------------------------------------------
                                             3,981,486            23,770           26,002         4,031,258

                    Vote concerning ratification of the amendment to Green Street Financial Corp's 1996 Stock Option Plan:

                                            For             Against          Abstain            Total
                                      ----------------------------------------------------------------------
                                             3,378,281           290,523           68,362         3,737,166


                    Vote concerning ratification of the amendment to Home Federal Savings and Loan Association's Restricted Stock Plan and Trust Agreement:

                                            For             Against          Abstain            Total
                                      ----------------------------------------------------------------------
                                             3,659,754           309,189           62,314         4,031,257

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

                                                   Green Street Financial Corp

         Dated         May 7, 1998            By:  s/s H. D. Reaves, Jr.
                  ---------------------            -----------------------------
                                                   H. D. Reaves, Jr.
                                                   President and CEO

         Dated         May 7, 1998            By:  s/s John C. Pate
                  ---------------------            -----------------------------
                                                   John C. Pate
                                                   Senior Vice President and CFO