Form 10-Q
period 1998-06-30
GREEN STREET FINANCIAL CORP
filed 1998-08-12
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1998
                                         ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                        ---         ---

As of August 5, 1998 there were issued and outstanding 4,083,219 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                             Pages

  Item 1.  Condensed Consolidated Financial Statements
Statements of financial condition at September 30, 1997
     and June 30, 1998 (unaudited)                                          1-2

Statements of income for the three months ended
     June 30, 1997 (unaudited) and
     June 30, 1998 (unaudited)                                                3

Statements of income for the nine months ended
     June 30, 1997 (unaudited) and
     June 30, 1998 (unaudited)                                                4

Statements of cash flows for the nine months ended
     June 30, 1997 (unaudited) and
     June 30, 1998 (unaudited)                                              5-6

Notes to condensed consolidated financial statements                        7-8

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9-12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        13

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 14

  Item 2.  Changes in Securities and Use of Proceeds                         14

  Item 3.  Defaults upon Senior Securities                                   14

  Item 4.  Submission of Matters to a Vote of Security Holders               14

  Item 5.  Other Information                                                 14

  Item 6.  Exhibits and Reports on Form 8-K                                  14

  Signatures                                                                 15

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1998 and September 30, 1997

                                                                                  June 30      September 30,
ASSETS                                                                             1998            1997
-------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Cash and short-term cash investments:
   Interest-earning                                                           $  19,405,018    $  29,414,597
   Noninterest-earning                                                              605,066          555,043
   Federal funds sold                                                             3,257,000        3,118,000
Investment securities:
   Held to maturity, at amortized cost                                           16,500,000       13,500,000
   Nonmarketable equity securities                                                1,189,189        1,170,889
Loans receivable, net                                                           131,068,598      128,945,951
Accrued interest receivable, investments                                            245,399          222,716
Real estate acquired in settlement of loans                                          34,521                -
Property and equipment, net                                                         347,696          306,794
Prepaid expenses and other assets                                                   612,294          727,688
                                                                              -------------------------------



             Total Assets                                                     $ 173,264,781    $ 177,961,678
                                                                              ===============================

See Notes to Condensed Consolidated Financial Statements.


                                                                                 June 30,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1998              1997
-------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Liabilities:
   Deposits                                                                $    110,201,142 $    112,641,893
   Advance payments by borrowers for taxes and insurance                          1,089,756          250,662
   Accrued expenses and other liabilities                                           641,085          618,080
   Dividends payable                                                                489,986        1,117,513
   Deferred compensation                                                            379,620          387,847
                                                                           ----------------------------------
              Total liabilities                                                 112,801,589      115,015,995
                                                                           ----------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued                                                                         -                -
   Common stock, no par value,  authorized  10,000,000 shares;
      issued 4,083,219 shares at June 30, 1998; 4,298,125 at
      September 30, 1997                                                                  -                -
   Additional paid-in capital                                                    38,421,342       41,816,239
   Note receivable, ESOP                                                         (2,015,000)      (2,210,000)
   Retained earnings, substantially restricted                                   24,056,850       23,339,444
                                                                           ----------------------------------
              Total  stockholders' equity                                        60,463,192       62,945,683
                                                                           ----------------------------------

              Total liabilities and stockholders' equity                   $    173,264,781 $    177,961,678
                                                                           ================ ================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 1998 and 1997


                                                                                  1998              1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      2,631,266 $      2,545,258
   Investments                                                                     641,498          702,576
                                                                          ----------------------------------
              Total interest income                                              3,272,764        3,247,834
Interest expense                                                                 1,367,282        1,316,246
                                                                          ----------------------------------
              Net interest income                                                1,905,482        1,931,588
Provision for loan losses                                                                -                -
                                                                          ----------------------------------
              Net interest income after provision for loan losses                1,905,482        1,931,588
                                                                          ----------------------------------

Noninterest income                                                                  25,117           20,599
                                                                          ----------------------------------
Noninterest expense:
   Compensation and employee benefits                                              576,510          562,990
   Other                                                                           227,314          219,103
                                                                          ----------------------------------
                                                                                   803,824          782,093
                                                                          ----------------------------------
               Income before income taxes                                        1,126,775        1,170,094

Income taxes                                                                       425,900          442,050
                                                                          ----------------------------------
              Net income                                                  $        700,875 $        728,044
                                                                          ----------------------------------


Basic earnings per share                                                  $            .17 $            .18
                                                                          =================================

Diluted earnings per share                                                $            .17 $            .18
                                                                          =================================

Dividends paid per share                                                  $            .12 $            .11
                                                                          =================================


See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended June 30, 1998 and 1997


                                                                                   1998              1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                    $     7,859,248 $     7,593,549
   Investments                                                                    2,049,167       2,114,939
                                                                            --------------------------------
              Total interest income                                               9,908,415       9,708,488
Interest expense                                                                  4,220,873       3,995,915
                                                                            --------------------------------
              Net interest income                                                 5,687,542       5,712,573
Provision for loan losses                                                                 -               -
                                                                            --------------------------------
              Net interest income after provision for loan losses                 5,687,542       5,712,573
                                                                            --------------------------------

Noninterest income                                                                   98,554          80,600
                                                                            --------------------------------
Noninterest expense:
   Compensation and employee benefits                                             1,746,040       1,705,108
   Other                                                                            703,081         775,128
                                                                            --------------------------------
                                                                                  2,449,121       2,480,236
                                                                            --------------------------------
              Income before income taxes                                          3,336,975       3,312,937

Income taxes                                                                      1,254,650       1,259,015
                                                                            --------------------------------
              Net income                                                    $     2,082,325 $     2,053,922
                                                                            ===============================


Basic earnings per share                                                    $           .51 $           .51
                                                                            ===============================

Diluted earnings per share                                                  $           .50 $           .50
                                                                            ===============================

Dividends paid per share                                                    $           .34 $           .31
                                                                            ===============================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 30, 1998 and 1997

                                                                                     1998           1997
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $     2,082,325 $    2,053,922
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  27,000         30,679
      Net loss (gain) on disposal of real estate acquired
         in settlement of loans                                                       2,308        (12,354)
      Increase in deferred income taxes                                              17,000        335,000
      Decrease in deferred compensation                                              (8,227)       (12,792)
      ESOP compensation charged to paid-in capital                                  151,060        129,805
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                        115,394        (49,701)
           Refundable income taxes                                                        -         35,650
           Accrued interest receivable                                              (22,683)      (197,686)
        Increase (decrease) in:
           Accrued expenses and other liabilities                                   202,405        527,225
           Accrued SAIF assessment                                                        -       (792,868)
           Income taxes payable                                                    (196,400)             -
                                                                            -------------------------------
              Net cash provided by operating activities                           2,370,182      2,046,880
                                                                            -------------------------------
Cash Flows From Investing Activities
   Net increase in loans receivable                                              (2,174,396)    (3,864,578)
   Proceeds from sale of real estate acquired in settlement of loans                 14,920         46,779
   Proceeds from maturities of held to maturity investment securities            18,000,000     12,000,000
    Purchase of held to maturity investment securities                          (21,000,000)   (18,000,000)
   Purchase of nonmarketable equity securities                                      (18,300)             -
   Purchase of property and equipment                                               (67,902)       (13,038)
                                                                            -------------------------------
              Net cash provided by investing activities                          (5,245,678)    (9,830,837)
                                                                            -------------------------------

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 30, 1998 and 1997


                                                                                   1998            1997
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net decrease in deposits                                                 $    (2,440,751) $   (2,955,388)
   Principal payment for ESOP debt                                                  195,000         195,000
   Cash dividends paid                                                           (1,992,446)     (1,824,956)
   Increase in advance payments by borrowers
       for taxes and insurance                                                      839,094         855,595
   Repurchase of common stock                                                    (3,545,957)              -
                                                                            --------------------------------
              Net cash used in financing activities                              (6,945,060)     (3,729,749)
                                                                            --------------------------------
              Net decrease in cash and cash equivalents                          (9,820,556)    (11,513,706)
Cash and cash equivalents:
   Beginning                                                                     33,087,640      35,481,906
                                                                            --------------------------------
   Ending                                                                   $    23,267,084  $   23,968,200
                                                                            --------------------------------
   Cash and cash equivalents:
       Cash and short-term investments:
       Interest-bearing                                                     $    19,405,018  $   21,747,685
       Noninterest-bearing                                                          605,066         510,515
       Federal funds sold                                                         3,257,000       1,710,000
                                                                            --------------------------------
                                                                            $    23,267,084  $   23,968,200
                                                                            ===============================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                              $     4,220,993  $    3,994,136
                                                                            ===============================
      Income taxes                                                          $     1,451,050  $      863,543
                                                                            ===============================
Supplemental Disclosure of Noncash Investing and Financing
   Activities:
     Dividends declared and accrued                                         $       489,986  $      447,769
                                                                            ===============================

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1997, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the nine month period ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998 or any other interim period.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1997 annual report of the Corporation.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 3.  Dividends Declared

On June 25, 1998, the Board of Directors of the Corporation declared a dividend of $ .12 a share for stockholders of record as of July 10, 1998 and payable on July 23, 1998. The dividends declared were accrued and reported as other liabilities in the June 30, 1998 consolidated statement of financial condition.

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

Three months ended:
                                                                                      1998             1997
                                                                              --------------------------------
Weighted average shares outstanding                                                4,276,654        4,298,125
Less unallocated ESOP shares                                                         204,750          230,750
                                                                              --------------------------------
    Weighted average outstanding shares used for basic EPS                         4,071,904        4,067,375
Plus incremental shares from assumed issuance
   of stock options                                                                   47,195           63,982
                                                                              --------------------------------
    Weighted average outstanding shares used for diluted EPS                       4,119,099        4,131,357
                                                                              ================================

Nine months ended:

                                                                                      1998             1997
                                                                              --------------------------------
Weighted average shares outstanding                                                4,290,968        4,298,125
Less unallocated ESOP shares                                                         211,250          234,000
                                                                              --------------------------------
    Weighted average outstanding shares used for basic EPS                         4,079,718        4,064,125
Plus incremental shares from assumed issuance
   of stock options                                                                   68,104           44,670
                                                                              --------------------------------
    Weighted average outstanding shares used for diluted EPS                       4,147,822        4,108,795
                                                                              ================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Financial Condition at June 30, 1998 and September 30, 1997:

Total assets decreased by $4.7 million to $173.3 million at June 30, 1998 from $178.0 million at September 30, 1997. The decrease in assets during the nine month period is principally attributable to a 5% stock repurchase plan begun and completed in June 1998 of $3.5 million. Investments and other short term interest earning assets amounted to $40.4 million at June 30, 1998, a decrease of $6.8 million from $47.2 million at September 30, 1997. Net loans receivable increased by $2.1 million during the nine month period and amounted to $131.1 million at June 30, 1998. Approximately 99% of the Corporation's assets were interest earning at June 30, 1998, and approximately 76% of such interest earning assets were held in the form of loans receivable.

Savings deposits decreased by $2.4 million during the period and amounted to $110.2 million at June 30, 1998. The Association had no borrowings outstanding during or at the end of the nine month period ended June 30, 1998, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $2.0 million at June 30, 1998 net of a $195,000 principal repayment during the period, is reported as a reduction of stockholders' equity. Retained earnings increased by $.7 million to $24.1 million at June 30, 1998, which is attributable to the Corporation's consolidated earnings during the nine months ended June 30, 1998, less dividends accrued for the period.

At June 30, 1998, the Corporation's stockholders' equity amounted to $60.5 million, which as a percentage of total assets was 34.9%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision
(OTS). The Association's stand-alone equity was $45.1 million at June 30, 1998 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .06% and .13% at June 30, 1998 and September 30, 1997, respectively. During the quarter ended June 30, 1998, the Association's level of nonperforming loans remained consistently low in relation to total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at June 30, 1998, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Operating Results for the Three and Nine Months Ended June 30, 1998 and 1997:

General. Net income for the three and nine month period ended June 30, 1998 was $700,875, and $2,082,325, respectively, or $27,169 less than and $28,403 more than the $728,044 and $2,053,922 earned during the same periods in 1997. The decrease in net income for the three months ended June 30, 1998 was primarily due to the decrease in spread between interest income and interest expense. The increase in net income for the nine months ended June 30, 1998 was primarily attributable to a decrease in other noninterest expense for the nine month period as compared to the same period in 1997.

Interest income. Interest income increased by $25,000 from $3.2 million for the three months ended June 30, 1997 to $3.3 million for the three months ended June 30, 1998. This increase was primarily the result of an increase in the volume of net loans receivable outstanding during the three month period as compared to the same period in 1997. Interest income increased by $200,000 from $9.7 million for the nine months ended June 30, 1997 to $9.9 million for the nine months ended June 30, 1998. This increase was primarily attributable to an overall increase in the volume of net loans receivable outstanding during the first nine months of the fiscal year in comparison to the same period a year earlier. The yield on interest earning assets for the three months ended June 30, 1998 was 7.46% compared to 7.48% for the same period ended June 30, 1997.

Interest expense. Interest expense increased by $51,000 from $1.3 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998. Interest expense increased by $225,000 from $4.0 million for the nine months ended June 30, 1997 to $4.2 million for the nine months ended June 30, 1998. The Association's cost of funds, which approximated 4.85% for the quarter ended June 30, 1997 has increased to approximately 4.92% for the quarter ended June 30, 1998, an increase of 7 basis points.

Net interest income. Net interest income was approximately $1.9 million for the three months ended June 30, 1998 and 1997, and approximately $5.7 million for the nine months ended June 30, 1998 and 1997.

Provision for loan losses. Based on management's analysis of the adequacy of its allowances at June 30, 1998, no provisions for loan losses were made during the three and nine month periods ended June 30, 1998. Provisions, which are charged to operations, and the resulting loan loss allowances are amounts the Association's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collectibility is unlikely. The evaluation to increase or decrease the provision and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions. The Association's level of nonperforming loans has remained consistently low in relation to total loans outstanding, and the Association has not charged off any loans during either of the three or nine month periods ended June 30, 1998. At June 30, 1998, the Association's level of general valuation allowances for loan losses amounted to $255,000, which management believes is adequate to absorb potential losses in its loan portfolio.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $25,000 and $99,000 for the three and nine months ended June 30, 1998, and $21,000 and $81,000 for the three and nine months ended June 30, 1997, respectively.

Noninterest expense. Noninterest expense increased by $22,000 to $804,000 for the three month period ended June 30, 1998 from $782,000 for the comparable quarter in 1997. For the nine month period ended June 30, 1998, noninterest expense amounted to $2.4 million, a decrease of $31,000 from the $2.5 million reported for the nine months ended June 30, 1997.

Deposit insurance expense decreased by $38,000 during the nine month period ended June 30, 1998 as compared to the same period a year earlier as a result of reduced premium rates subsequent to the recapitalization of the SAIF.

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

During the nine month period ended June 30, 1998, cash and cash equivalents, a significant source of liquidity, decreased by approximately $9.8 million, primarily as a result of the purchase of held-to-maturity investment securities which increased by $3.0 million and the 5% stock redemption completed in June 1998 for $3.5 million. Cash flows resulting from operating activities provided an increase of $2.4 million in cash during the nine month period ended June 30, 1998. This cash was used to fund investing activities of $2.3 million and to fund financing activities of $3.4 million, including a decrease in deposits and the payment of dividends.

As a federally chartered savings association, Home Federal must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. The Association's liquidity ratio at June 30, 1998, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Association believes that it will have sufficient funds available to meet the anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Year 2000 Issue. The Year 2000 Issue relates to whether computer systems will properly recognize and process date sensitive information on and after January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Association is heavily dependent on computer systems in the conduct of substantially all of its business activities. The Association has conducted a comprehensive review of its computer systems, including its core processing systems maintained by an independent data processing service center, to identify the systems that could be affected by the Year 2000 Issue.
Management has identified the corrective action required to ensure that the Association's internal and vendor-maintained systems that are date sensitive are Year 2000 compliant. In addition, management is developing a contingency plan that will be relied upon in the event of adverse effects to the Association as a result of Year 2000 issues.

Based on preliminary study, the Association expects to spend approximately $10,000 to $70,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relative to the year 2000 and beyond. The Association continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Association does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

Special Note Regarding Forward-Looking Statements. Statements herein regarding estimated future expense levels and other matters may constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties. Undue reliance should not be place on this information. These estimates are based on the current expectations of management, which may change in the future due to a large number of potential events, including unanticipated future developments.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


There were no significant changes for the nine months ended June 30, 1998 from the information presented in the annual report on Form 10-K for the year ended September 30, 1997, concerning quantitative and qualitative disclosures about market risk.

Part II. OTHER INFORMATION

        Item 1.   Legal Proceedings

                  The Company is not engaged in any legal proceedings at the present time. From time to time, the Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.

        Item 2.   Changes in Securities and Use of Proceeds

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

                                             Green Street Financial Corp

         Dated  August 12, 1998        By:   /s/  H.D. Reaves, Jr.
                                             -----------------------------------
                                             H. D. Reaves, Jr.
                                             President and CEO

         Dated  August 12, 1998        By:   /s/  John C. Pate
                                             -----------------------------------
                                             John C. Pate
                                             Senior Vice President and CFO