Form 10-K405
period 1998-09-30
GREEN STREET FINANCIAL CORP
filed 1998-12-15
CIK 1005017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the fiscal year ended   September 30, 1998
                                     ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to . ------------
     ------------

Commission File No. 0-27620
                           GREEN STREET FINANCIAL CORP
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                North Carolina                          56-1951478
          ------------------------                     ------------
        (State or Other Jurisdiction                 (I.R.S. Employer
      of Incorporation or Organization)             Identification No.)

241 Green Street, Fayetteville, North Carolina          28301-5051
-----------------------------------------------        ------------
   (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:   (910) 483-3681
                                                     ----------------

Securities registered under Section 12(b) of the Securities Exchange Act:  None
                                                                           ----
Securities registered under Section 12(g) of the Securities Exchange Act:

                           Common Stock, no par value
                         ------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X    NO     .
                                                  -----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 1, 1998, was approximately $54.3 million.

     As of December 1, 1998, there were issued and outstanding 4,083,219 shares of the registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1998. (Parts II, III and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 1998. (Part III)

                                     PART I


         GREEN STREET FINANCIAL CORP (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS; THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATES, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS RESULTING FROM THESE FACTORS.

         THE COMPANY CAUTIONS THAT THE LISTED FACTORS ARE NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.


Item 1.  Business

General

         The Company is a North Carolina corporation organized in December 1995 at the direction of Home Federal Savings and Loan Association (the "Association") to acquire all of the capital stock that the Association issued in its conversion from the mutual to stock form of ownership (the "Conversion").

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

Lending Activities

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Association's loan portfolio by the type of loan.

                                                        At September 30,
                                     --------------------------------------------------------
                                           1998              1997                1996
                                     ----------------   ---------------    -----------------
                                     Amount   Percent   Amount   Percent   Amount    Percent
                                     ------   -------   ------   -------   ------    -------
                                                      (Dollars in thousands)
Type of Loans:
  Residential 1- to 4-family......  $108,739   80.96%  $106,084   80.57%  $102,011     80.82%
  Residential multi-family........     7,627    5.68      7,527    5.72      5,579      4.42
  Non-residential real estate.....    14,455   10.76     14,172   10.76     15,544     12.31
  Construction....................     2,845    2.12      3,445    2.62      2,948      2.34
  Installment account loans.......       649     .48        434     .33        142      0.11
                                     -------  ------    -------  ------    -------      ----
                                     134,315  100.00%   131,662  100.00%   126,224    100.00%
                                     =======  ======    =======  ======    =======    ======

Less:
  Unearned fees and discounts.....       936                965                931
  Loans in process................     1,426              1,496              1,910
  Allowance for losses............       255                255                235
                                     -------           --------            -------
                                       2,617              2,176             3,076
                                     -------           --------            -------

Total loans receivable, net.......  $131,698           $128,946           $123,148
                                     =======            =======            =======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Association's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled approximately $20.7 million for the year ended September 30, 1998.
                                          Due after
                             Due within   1 through    Due after
                               1 year      5 years      5 years      Total
                               ------      -------      -------      -----
                                             (In thousands)

  Residential 1- to 4-family.. $  116      $3,504      $105,119     $108,739
  Residential multi-family....     --          16         7,611        7,627
  Non-residential real estate.     36       1,925        12,494       14,455
  Construction................     --          --         2,845        2,845
  Installment account loans...    649          --            --          649
                                -----      ------       -------      -------
                               $  801      $5,445      $128,069     $134,315
                                =====       =====       =======      =======



         The following table sets forth the dollar amount of all loans due after September 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                  Floating or
                                  Fixed Rates   Adjustable Rates       Total
                                  -----------   ----------------       -----
                                                (In thousands)
Residential 1- to 4-family....     $74,538          $34,085          $108,623
Residential multi-family......       1,209            6,418             7,627
Non-residential real estate...       5,693            8,726            14,419
Construction..................       2,845               --             2,845
                                    ------           ------           -------
  Total.......................     $84,285          $49,229          $133,514
                                    ======           ======           =======



         One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Association's primary market area. The Association generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. With private mortgage insurance obtained for the borrower, the maximum loan to value ratio is increased to 90%. However, with lending amounts of over $240,000, the maximum loan to value ratio is reduced to 70%. The maximum loan amount for such loans is handled on a case-by-case basis. The Association does not originate loans with initial interest rates which are deeply discounted ("teaser rates"). Mortgage loans originated and held by the Association in its portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. The Association originates and retains both fixed and adjustable-rate mortgage loans.

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

         Loan Commitments. The Association issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At September 30, 1998, the Association had $1.9 million of commitments to cover originations and $1.4 million in undisbursed funds for loans in process. Management believes that virtually all of the Association's commitments will be funded.

         Loans to One Borrower. Regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Association. The Association is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Association's maximum loan to one borrower limit was approximately $6.8 million at September 30, 1998. At September 30, 1998, the Association's largest amount of loans to one borrower was 53 loans aggregating $1.6 million. All of the loans to this borrower are current.

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

                                                       At September 30,
                                      --------------------------------------------------
                                        1998      1997       1996      1995       1994
                                        ----      ----      ----       ----       ----
                                                     (Dollars in thousands)
Non-performing loans:
  One- to four-family residential..   $  196    $  173     $  310    $   242    $   292
  Multi-family residential.........       --        --         --         77         --
  Non-residential real estate......       --        --         --         --        113
  Construction.....................       --        --         --         --         --
  Installment account loans........       --        --         --         --         --
                                      ------    ------    -------    -------    -------
Total non-performing loans.........      196       173        310        319        405
Real estate owned..................       --        --         34         --         38
                                      ------    ------    -------    -------    -------
Total non-performing assets........   $  196    $  173    $   344    $   319    $   443
                                       =====     =====     ======     ======     ======


         Interest income foregone on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended September 30, 1998. Amounts actually included in the Association's interest income for non-accrual loans for the year ended September 30, 1998, were likewise immaterial.

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

         In accordance with its classification of assets policy, the Association regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1998, the Association had $230,000 of assets classified as substandard.

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

                                                                       At September 30,
                                   -------------------------------------------------------------------------------------------
                                                 1998                        1997                         1996
                                   --------------------------------  ----------------------------- ---------------------------
                                                     % of Loans in              % of Loans in              % of Loans in
                                       Amount of     Each Category   Amount of  Each Category    Amount of  Each Category
                                       Allowance    to Total Loans   Allowance  to Total Loans   Allowance  to Total Loans
                                       ---------    --------------   ---------  --------------   ---------  --------------
                                                 (Dollars in thousands)
Residential one- to four-family...        $  105         80.96%      $   93        80.57%         $   85          80.82%
Residential multi-family..........            46          5.68           47         5.72              29           4.42
Non-residential real estate.......            87         10.76           91        10.76             102          12.31
Construction......................            17          2.12           24         2.62              19           2.34
Installment loans.................            --           .48           --          .33              --            .11
                                           -----        ------       ------       ------          ------         ------
Total allowance for loan losses...        $  255        100.00%      $  255       100.00%         $  235         100.00%
                                           =====        ======        =====       ======           =====         ======

         The following table sets forth information with respect to the Association's allowance for loan losses at the dates and for the periods indicated:

                                                  Year ended September 30,
                                              -------------------------------
                                               1998       1997          1996
                                               ----       ----          ----
                                                  (Dollars in thousands)

Allowance balances (at beginning of period).   $ 255      $ 235        $ 225
Provision (credit) for loan losses:
  One- to four-family residential...........      --          8           (4)
  Multi-family residential..................      --         18           (3)
  Non-residential real estate...............      --       (11)            9
  Construction..............................      --          5            8
  Installment loans.........................      --         --           --
Net (charge-offs) recoveries:                     --
  One- to four-family.......................      --         --           --
  Multi-family..............................      --         --           --
  Non-residential real estate...............      --         --           --
  Construction..............................      --         --           --
  Installment loans.........................      --         --           --
                                                ----       ----         ----
Allowance balance (at end of period).......    $ 255      $ 255        $ 235
                                                ====       ====         ====
Allowance for loan losses as a percent
  of total loans outstanding................   0.19%      0.19%         0.19%


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

         Investment Portfolio. The following table sets forth the carrying value of the Company's and the Association's investment securities, interest-earning deposits, federal funds sold and nonmarketable equity investments at the dates indicated. At September 30, 1998, the market value of the investment securities that are held-to-maturity was $9.0 million.

                                                  At September 30,
                                     ----------------------------------------
                                        1998            1997           1996
                                     -----------    -----------      --------
                                                    (In thousands)
Investment securities:
 U.S. Treasury securities.......... $      --       $      --        $  2,999
 U.S. Agency securities............     9,000          13,500          12,000
                                       ------          ------          ------
   Total investment securities.....     9,000          13,500          14,999
 Interest earning deposits.........    27,818          29,414          33,108
 Federal Funds sold................     1,473           3,118           2,125
 Federal Home Loan Bank stock......     1,145           1,127           1,127
 Central Service Corporation stock.        --              44              44
                                     --------        --------         -------
  Total............................ $  39,436       $  47,203        $ 51,403
                                       ======          ======          ======

         The following table sets forth information regarding the scheduled maturities, carrying value and weighted average yields for the Association's investment securities at September 30, 1998.

                                                    After One Through   After Five Through
                                 One Year or Less      Five Years           Ten Years       After Ten Years          Total
                            ---------------------  ------------------  ------------------  ------------------  -----------------
                                        Weighted              Weighted          Weighted            Weighted             Weighted
                             Carrying    Average    Carrying  Average  Carrying  Average   Carrying  Average   Carrying   Average
                               Value      Yield      Value     Yield    Value     Yield     Value     Yield      Value     Yield
                              -------    -------    -------   -------  -------   -------   -------   -------    -------   ------
                                                                    (Dollars in thousands)

U.S. Agency securities...... $      --      --      $6,000     6.65%   $3,000      6.38%   $   --      --      $ 9,000     6.56%
Interest earning deposits...    27,818    5.55%         --       --        --        --        --      --       27,818     5.55%
Federal Funds sold..........     1,473    5.59%         --       --        --        --        --      --        1,473     5.59%
Federal Home Loan Bank
   stock (1)................        --      --          --       --        --        --     1,145    7.23%       1,145     7.23%
   -------------------------    ------    ----       -----     ----     -----      ----     -----    ----       ------     ----

 Total.....................  $  29,291    5.55%     $6,000     6.65%   $3,000      6.38%   $1,145    7.23%     $39,436     5.83%
                                ======    ====       =====     ====     =====      ====     =====    ====       ======     ====


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

         Deposits. Consumer and commercial deposits are attracted principally from within the Association's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Association also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 1998, the Association had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                   Certificates
                                   of Deposits
                                   -----------
Maturity Period                   (In thousands)
---------------

Within three months..........        $  2,786
Three through six months.....           2,797
Six through twelve months....           2,550
Over twelve months...........           3,228
                                      -------
                                     $ 11,361
                                      =======

Borrowings

         The Association may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of the Association's stock in the FHLB of Atlanta and a portion of the Association's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Association, if the need arises, may also access the discount window of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1998, the Association had no borrowings from the FHLB of Atlanta.

Employees

         At September 30, 1998, the Association had 28 full-time and 4 part-time employees. None of the Association's employees are represented by a collective bargaining group. The Association believes that its relationship with its employees is good.

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

Regulation of the Association

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Association. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulation. As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         Prior to January 1, 1997, as a member of the SAIF, the Association paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Association of approximately .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Association declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Association met these capital standards at September 30, 1998.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1998, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1998, the Association was in compliance with its QTL requirement with 92.17% of its assets invested in QTIs.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Association was in compliance with these Federal Reserve Board requirements.

Executive Officers of the Company Who Are Not Directors

          Name and Title                Age as of September 30, 1998
          --------------                ----------------------------

          Allen Lloyd                                 45
          Vice President and Secretary

          Jerry L. Robertson                          56
          Vice President and Treasurer

          Anthony Strickland                          52
          Vice President

Allen Lloyd has been the Secretary of the Association since 1983 and has held the same position with the Company since December 1995. Mr. Lloyd was elected Vice President of the Association and the Company in 1998.

Jerry L. Robertson has been Vice President and Treasurer of the Association since 1983 and has held the same position with the Company since December 1995.

Anthony Strickland has been Vice President of the Association since 1982 and has held the same position with the Company since December 1995. Mr. Strickland became an executive officer on April 3, 1997.

Item 2. Properties

         The Association operates from its main office and one loan office located in Fayetteville, North Carolina and one full service branch office located in Lumberton, North Carolina.

Item 3. Legal Proceedings

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

         The information contained under the section captioned "Common Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 (the "Annual Report"), is incorporated herein by reference. In addition, there are 4,083,219 shares of Common Stock outstanding which were held by approximately 2,100 holders on September 30, 1998.

Item 6.  Selected Financial Data

         The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item  8.  Financial Statements and Supplementary Data

         The Registrant's financial statements are incorporated by references to the Annual Report listed under Item 14.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the 1998 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation

         The information contained in the section captioned "Director and Executive Officer Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the 1998 Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the 1998 Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the 1998 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report.

               1. The consolidated statements of financial conditions of Green Street Financial Corp and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1998, together with the related notes and the independent auditors' report of McGladrey & Pullen, LLP, independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

               3.   Exhibits

         The following Exhibits are filed as part of this report:

               3(i)   Articles of Incorporation of Green Street Financial Corp *

               3(ii)  Bylaws of Green Street Financial Corp *

               10.1   Form  of  Employment  Agreement  with  H.D.  Reaves,  Jr.,
                      Jerry Robertson and Allen Lloyd *
               10.6   Amendment to 1996 Stock Option Plan **
               10.7   Amendment to Restricted Stock Plan and Trust **
               13     Annual  Report  to   Stockholders  for  the  fiscal   year
                      ended September 30, 1998
               21     Subsidiaries  of  the  Registrant  (See Item 1 -  Business
                      - General)
               23     Consent of McGladrey and Pullen, LLP
               27     Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-80485) declared effective by the SEC on February 12, 1996.
** Incorporated by reference to the proxy statement for the annual meeting of stockholders on January 28, 1998 and filed with the SEC on December 15, 1997.

          (b) No reports were filed under cover of Form 8-K during the fourth quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the

                           GREEN STREET FINANCIAL CORP


                           By: /s/ H. D. Reaves, Jr.
                               -----------------------------------------------
                               H. D. Reaves, Jr.
                               President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 15, 1998.


/s/ H. D. Reaves, Jr.                  /s/ John C. Pate
----------------------------------     --------------------------------------
H. D. Reaves, Jr.                      John C. Pate
President, Chief Executive Officer     Senior Vice President and Director
and Director                           (Principal Financial Officer)
(Principal Executive Officer)


/s/ Robert O. McCoy, Jr.               /s/ Jerry Robertson
----------------------------------     --------------------------------------
Robert O. McCoy, Jr.                   Jerry Robertson
Chairman of the Board and Director     Vice President and Treasurer
                                       (Principal Accounting Officer)


/s/ Norwood E. Bryan, Jr.              /s/ Henry G.Hutaff, Jr.
----------------------------------     --------------------------------------
Norwood E. Bryan, Jr.                  Henry G. Hutaff, Sr.
Director                               Vice Chairman of the Board and Director


/s/ Joseph H. Hollingshed              /s/ John H. Grantham
----------------------------------     --------------------------------------
Joseph H. Hollinshed                   John M. Grantham
Director                               Senior Vice President and Director


/s/ Robert G. Ray                      /s/ Henry W. Holt
----------------------------------     --------------------------------------
Robert G. Ray                          Henry W. Holt
Director                               Director