Form 10-Q
period 1998-12-31
GREEN STREET FINANCIAL CORP
filed 1999-02-10
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 25049

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

          For the quarterly period ended       December 31, 1998
                                         ---------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------

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

As of February 5, 1999 there were issued and outstanding 4,083,219 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp andSubsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----
      Item 1.  Condensed Consolidated Financial Statements

Statements of financial condition at September 30, 1998
     and December 31, 1998 (unaudited)                                      1-2

Statements of income for the three months ended
     December 31, 1997 (unaudited) and
     December 31, 1998 (unaudited)                                            3

Statements of cash flows for the three months ended
     December 31, 1997 (unaudited) and
     December 31, 1998 (unaudited)                                          4-5

Notes to condensed consolidated financial statements                        6-7

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                           8-11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     12

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                              13
      Item 2.  Changes in Securities and Use of Proceeds                      13
      Item 3.  Defaults upon Senior Securities                                13
      Item 4.  Submission of Matters to a Vote of Security Holders            13
      Item 5.  Other Information                                              13
      Item 6.  Exhibits and Reports on Form 8-K                               13

      Signatures                                                              14

Green Street Financial Corp and Subsidiary


CONDENSED Consolidated Statements of Financial Condition
December 31, 1998 and September 30, 1998

                                            December 31,   September 30,
ASSETS                                            1998           1997
-----------------------------------------------------------------------
                                               (Unaudited)
Cash and short-term cash investments:
   Interest-earning                          $ 32,168,240  $ 27,817,856
   Noninterest-earning                            668,276       171,500
   Federal funds sold                           3,930,000     1,473,000
Investment securities:
   Held to maturity, at amortized cost          3,000,000     9,000,000
   Nonmarketable equity securities              1,144,700     1,144,700
Loans receivable, net                         129,613,357   131,697,916
Accrued interest receivable, investments               -        180,301
Real estate acquired in settlement of loans        34,521        34,521
Property and equipment, net                       340,190       349,190
Prepaid expenses and other assets                 821,979       835,561
                                             --------------------------







             Total Assets                    $171,721,263 $ 172,704,545
                                             ==========================

See Notes to Condensed Consolidated Financial Statements.


                                                                  December 31,   September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1998         1998
-----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Liabilities:
   Deposits                                                      $ 109,133,084 $ 110,459,780
   Advance payments by borrowers for taxes and insurance               503,776       208,998
   Income taxes payable                                                335,082            -
   Accrued expenses and other liabilities                              288,394       222,918
   Dividends payable                                                   489,986     1,102,469
   Deferred compensation                                               375,988       377,804
                                                                 ----------------------------
              Total liabilities                                    111,126,310   112,371,969
                                                                 ----------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued                                                           -             -
   Common stock, no par value, authorized 10,000,000 shares;
      issued and outstanding 4,083,219 shares                               -             -
   Additional paid-in capital                                       38,572,882    38,550,912
   Unearned ESOP shares                                             (1,885,000)   (1,950,000)
   Retained earnings, substantially restricted                      23,907,071    23,731,664
                                                                 ----------------------------
              Total  stockholders' equity                           60,594,953    60,332,576
                                                                 ----------------------------

              Total  liabilities and stockholders' equity        $ 171,721,263 $ 172,704,545
                                                                 ============================


Green Street Financial Corp and Subsidiary


Condensed Consolidated Statements of Income (Unaudited)
Three Months Ended December 31, 1998 and 1997

                                                                              1998              1997
------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $ 2,574,242      $ 2,623,634
    Investment Securities                                                     524,190          717,908
                                                                          -----------------------------
              Total interest income                                         3,098,432        3,341,542
Interest expense                                                            1,346,709        1,459,877
                                                                          -----------------------------
              Net interest income                                           1,751,723        1,881,665
Provision for loan losses                                                          -                -
                                                                          -----------------------------
              Net interest income after provision for loan losses           1,751,723        1,881,665
                                                                          -----------------------------

Noninterest income                                                             35,773           20,779
                                                                          -----------------------------
Noninterest expense:
   Compensation and employee benefits                                         540,472          589,578
   Other                                                                      228,640          217,375
                                                                          -----------------------------
                                                                              769,112          806,953
                                                                          -----------------------------
               Income before income taxes                                   1,018,384        1,095,491

Income taxes                                                                  375,611          406,450
                                                                          -----------------------------
              Net income                                                  $   642,773      $   689,041
                                                                          =============================


Basic earnings per share                                                  $      0.17      $      0.17
                                                                          =============================
Diluted earnings per share                                                $      0.17      $      0.17
                                                                          =============================
Dividends paid per share                                                  $      0.12      $      0.11
                                                                          =============================

See Notes to Condensed Consolidated Financial Statements.

Green Street Financial Corp and Subsidiary


Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 1998 and 1997

                                                                                  1998            1997
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $   642,773  $      689,041
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                               9,000           9,000
      Increase in deferred income taxes                                           4,000           3,000
      Decrease in deferred compensation                                          (1,816)         (4,595)
      ESOP compensation charged to paid-in capital                               21,970          55,445
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                     13,582          17,378
           Accrued interest receivable                                          180,301         (31,819)
        Increase (decrease) in:
           Accrued expenses and other liabilities                                61,476        (126,976)
           Income taxes payable                                                 335,082         165,700
                                                                            ----------------------------
              Net cash provided by operating activities                       1,266,368         776,174
                                                                            ----------------------------
Cash Flows From Investing Activities
   Net increase in loans receivable                                           2,084,559      (1,287,293)
   Proceeds from held to maturity investment securities                       6,000,000       3,000,000
   Purchase of held to maturity investment securities                                -       (9,000,000)
   Purchase of property and equipment                                                -          (11,191)
                                                                            ----------------------------
              Net cash provided by (used in) investing activities             8,084,559      (7,298,484)
                                                                            ----------------------------


Green Street Financial Corp and Subsidiary


Condensed Consolidated Statements of Cash Flows (unaudited)
Three Months Ended December 31, 1998 and 1997

                                                                                      1998               1997
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net decrease in deposits                                                 $    (1,326,696)   $     1,705,763
   Principal payment for ESOP debt                                                   65,000             65,000
   Cash dividends paid                                                           (1,079,849)        (1,093,918)
   Increase in advance payments by borrowers
       for taxes and insurance                                                      294,778            279,604
                                                                            -----------------------------------
              Net cash provided by (used in) financing activities                (2,046,767)           956,449
                                                                            -----------------------------------
              Net increase (decrease) in cash and cash equivalents                7,304,160         (5,565,861)
Cash and cash equivalents:
   Beginning                                                                     29,462,356         33,087,640
                                                                            -----------------------------------
   Ending                                                                   $    36,766,516    $    27,521,779
                                                                            ===================================
   Cash and cash equivalents:
       Cash and short-term investments:
       Interest-bearing                                                     $    32,168,240    $    24,138,855
       Noninterest-bearing                                                          668,276            242,924
       Federal funds sold                                                         3,930,000          3,140,000
                                                                            -----------------------------------
                                                                            $    36,766,516    $    27,521,779
                                                                            ===================================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                              $     1,347,929    $     1,462,315
                                                                            ===================================
      Income taxes                                                          $        40,529    $       240,750
                                                                            ===================================
Supplemental Disclosure of Noncash Investing and Financing
   Activities:
     Dividends declared and accrued                                         $       489,986    $       472,794
                                                                            ===================================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1998, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999 or any other interim period.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


Note 2.  Basis of Presentation (Continued)

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Corporation.


Note 3.  Dividends Declared
On December 30, 1998, the Board of Directors of the Corporation declared a dividend of $ .12 a share for stockholders of record as of January 12, 1999 and payable on January 22, 1999. The dividends declared were accrued and reported as other liabilities in the December 31, 1998 consolidated statement of financial condition.


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

                                                                                     1998             1997
                                                                            ----------------------------------
Weighted average shares outstanding                                                4,083,219        4,298,125
Less unallocated ESOP shares                                                         191,750          217,750
                                                                            ----------------------------------
    Weighted average outstanding shares used for basic EPS                         3,891,469        4,080,375
Plus incremental shares from assumed issuance
   of stock options                                                                       -            83,330
                                                                            ----------------------------------
    Weighted average outstanding shares used for diluted EPS                       3,891,469        4,163,705
                                                                            ==================================

Net income                                                                  $        642,773 $        689,041
                                                                            ==================================

Basic earnings per share                                                    $           0.17 $           0.17
                                                                            ==================================
Diluted earnings per share                                                  $           0.17 $           0.17
                                                                            ==================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Financial Condition at December 31, 1998 and September 30, 1998:

Total assets decreased by $1.0 million during the first quarter to $171.7 million at December 31, 1998. The only significant change in the component of the Corporation's assets during the quarter was that $6.0 million in investment securities were called and placed in short term interest earning assets at December 31, 1998. Investments and other short term interest earning assets amounted to $40.2 million at December 31, 1998, compared to $39.4 million at September 30, 1998. Net loans receivable decreased by $2.1 million during the quarter and amounted to $129.6 million at December 31, 1998, due to loan repayments exceeding loan originations. Approximately 99% of the Corporation's assets were interest earning at December 31, 1998, and approximately 76% of such interest earning assets were held in the form of loans receivable.

The Association had no borrowings outstanding during or at the end of the three month period ended December 31, 1998, but has guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $1.9 million at December 31, 1998 net of a $65,000 principal repayment during the quarter, is reported as a reduction of stockholders' equity. Retained earnings increased by $.2 million to $23.9 million at December 31, 1998, which is attributable to the Corporation's consolidated earnings during the three months ended December 31, 1998, less dividends accrued for the quarter.

At December 31, 1998, the Corporation's stockholders' equity amounted to $60.6 million, which as a percentage of total assets was 35.3%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $45.2 million at December 31, 1998 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .10% and .15% at December 31, 1998 and September 30, 1998, respectively. The Association's level of nonperforming loans was .10% at December 31, 1997. During the quarter ended December 31, 1998, the Association's level of nonperforming loans remained consistently low in relation to prior periods and total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of it allowance at December 31, 1998, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS
--------------------------------------------------------------------------------


Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997:

General. Net income for the three month period ended December 31, 1998 was $643,000, a 6.7% decrease over the $689,000 earned during the same period in 1997. The decrease in net income was primarily attributable to a decrease in net interest income for the 1998 quarter.

Interest income. Interest income decreased by $243,000 to $3.1 million for the three months ended December 31, 1998, from $3.3 million for the same period in 1997. The decrease was attributable to a reduced level of interest-earning assets outstanding during the first quarter of this year in comparison to the same quarter a year earlier and to a lower yield on those assets. In the quarter ended June 30, 1998, the Company repurchased approximately $3.5 million of its common stock using interest-earning assets to complete the transaction.

Interest expense. Interest expense decreased by $113,000 to $1.4 million for the three months ended December 31, 1998, from $1.5 million for the same period in 1997. The primary cause for this decrease was the decrease in savings deposits from $114.3 million at December 31, 1997 to $109.1 million at December 31, 1998. In addition, the Association's average cost of funds, which approximated 5.12% for the quarter ended December 31, 1997, was approximately 22 basis points lower in the quarter ended December 31, 1998.

Noninterest income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $21,000 and $36,000 for the quarters ended December 31, 1997 and 1998, respectively.

Noninterest expense. Noninterest expense decreased by $38,000 to $769,000 for the three month period ended December 31, 1998 from $807,000 for the comparable quarter in 1997. The decrease in noninterest expense is principally due to a decrease in compensation expense. Compensation expense includes the cash contribution necessary to fund the Employee Stock Ownership Plan (ESOP), which represents the difference between the fair market value of the shares which have been released or committed to be released to participants, and the cost of these shares. The fair market value declined for the three month period ended December 31, 1998 in comparison to the same period for 1997.

Year 2000 Issue. The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Association and its operations may be affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Association's direct control and with whom the Association electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS
--------------------------------------------------------------------------------

Year  2000 Issue (Continued)

adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Association could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

In addition, non-information technology systems, such as equipment like telephones and copiers may also contain embedded technology which controls its operation and which may be affected by the Year 2000 Problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00. Thus, even non-information technology systems may affect the normal operations of the Association upon the arrival of the Year 2000.

Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Association's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Association's products, services and competitive condition.

In order to address the Year 2000 Issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Association, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Association has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Association. The Association's plan is divided into the five phases:

     (1) Awareness. Define the problem, obtain executive level support and develop an overall strategy. This phase was completed in April 1998.

     (2) Assessment. Identify all systems and the criticality of the systems. This phase was completed June 1998.

     (3) Renovation. Program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase is in process with a scheduled completion date of February 1999.

     (4) Validation. Test and verify system changes and coordinate with outside parties. This phase is in process with a scheduled completion date of April 1999.

     (5) Implementation. Components certified as Year 2000 compliant and moved to production. This phase is in process with a scheduled completion date of July 1999.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS
--------------------------------------------------------------------------------

Year 2000 Issue (Continued)

Third party vendors provide the majority of software used by the Association. All of the Association's vendors are aware of the Year 2000 situation, and each has assured the Association that it is currently working to have its software compliant by July 1999, and testing for the critical applications began in April 1998. This will enable the Association to devote substantial time to the testing to the upgraded systems prior to the arrival of the millennium. The Association utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Company with a software version which has been certified to be Year 2000 compliant. Testing by the Association is underway to verify compliance for its application and usage. The Association presently believes that with modifications to existing software and conversions to new software that it is currently undertaking, the Year 2000 Problem will be
mitigated   without   causing  an  adverse  impact  on  the  operations  of  the
Association.

In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Association. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhances. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Association has spent approximately $25,000 on Year 2000 related costs to date and estimates that it will spend an additional $2,500 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Association does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Association's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Association's systems, would not have material adverse effect on the Association.

The costs of the project and the date on which the Association plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


There were no significant changes for the three months ended December 31, 1998 from the information presented in the annual report on Form 10-K for the year ended September 30, 1998, concerning quantitative and qualitative disclosures about market risk.

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

                                                Green Street Financial Corp

         Dated February 10, 1999          By:      s/s H. D. Reaves, Jr.
                                             -----------------------------------
                                                   H. D. Reaves, Jr.
                                                   President and CEO

         Dated February 10, 1999          By:      s/s John C. Pate
                                                   -----------------------------
                                                   John C. Pate
                                                   Senior Vice President and CFO