Form 10-Q
period 1999-03-31
GREEN STREET FINANCIAL CORP
filed 1999-05-12
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                           Commission File Number 0-27620
                                                  -------

                           Green Street Financial Corp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             North Carolina                                56-1951478
    --------------------------------                  --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                                241 Green Street
                     Fayetteville, North Carolina 28301-5051
                     ---------------------------------------
               (Address of principal executive office)(Zip code)

                                 (910)-483-3681
                                 ---------------
                         (Registrant's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X No ___

As of May 10, 1999 there were issued and outstanding 3,879,269 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages

Item 1.  Condensed Consolidated Financial Statements

     Statements of financial condition at September 30, 1998
     and March 31, 1999 (unaudited)                                          1-2

     Statements of income for the three months ended
     March 31, 1998 (unaudited) and
     March 31, 1999 (unaudited)                                                3

     Statements of income for the six months ended
     March 31, 1998 (unaudited) and
     March 31, 1999 (unaudited)                                                4

     Statements of cash flows for the six months ended
     March 31, 1998 (unaudited) and
     March 31, 1999 (unaudited)                                              5-6

     Notes to condensed consolidated financial statements                    7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 2.  Changes in Securities and Use of Proceeds                            16
Item 3.  Defaults upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED Consolidated Statements of Financial Condition
March 31, 1999 and September 30, 1998

                                                       March 31,   September 30,
Assets                                                   1999          1998
--------------------------------------------------------------------------------
                                                     (Unaudited)

Cash and short-term cash investments:
   Interest-earning                                 $ 29,111,210    $ 27,817,856
Noninterest-earning                                      894,755         171,500
    Federal funds sold                                 2,831,000       1,473,000
Investment securities:
   Held to maturity, at amortized cost                 3,000,000       9,000,000
   Nonmarketable equity securities                     1,147,500       1,144,700
Loans receivable, net                                128,037,592     131,697,916
Accrued interest receivable, investments                  59,470         180,301
Real estate acquired in settlement of loans               34,521          34,521
Property and equipment, net                              461,308         349,190
Prepaid expenses and other assets                        855,498         835,561
                                                    ----------------------------


             Total Assets                           $166,432,854    $172,704,545
                                                    ============================


See Notes to Condensed Consolidated Financial Statements.


                                                                         March 31,     September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                       1999            1998
-----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
Liabilities:
   Deposits                                                            $ 106,191,009   $ 110,459,780
   Advance payments by borrowers for taxes and insurance                     771,452         208,998
   Income taxes payable                                                       22,000            -
   Accrued expenses and other liabilities                                    378,366         222,918
   Dividends payable                                                         465,512       1,102,469
   Deferred compensation                                                     373,410         377,804
                                                                       -----------------------------
              Total liabilities                                          108,201,749     112,371,969
                                                                       -----------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued                                                               -               -
   Common stock, no par value, authorized 10,000,000 shares;
      issued and outstanding 3,879,269 shares                                   -               -
   Additional paid-in capital                                             35,917,069      38,550,912
   Unearned ESOP shares                                                   (1,820,000)     (1,950,000)
   Retained earnings, substantially restricted                            24,134,036      23,731,664
                                                                       -----------------------------
              Total  stockholders' equity                                 58,231,105      60,332,576
                                                                       -----------------------------
              Total liabilities and stockholders' equity               $ 166,432,854   $ 172,704,545
                                                                       =============================


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended March 31, 1999 and 1998

                                                                               1999            1998
--------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $  2,480,926     $  2,604,349
   Investment Securities                                                       476,019          689,760
                                                                          -----------------------------
              Total interest income                                          2,956,945        3,294,109
Interest expense                                                             1,225,577        1,393,714
                                                                          -----------------------------
              Net interest income                                            1,731,368        1,900,395
Provision for loan losses                                                         -                -
                                                                          -----------------------------
              Net interest income after provision for loan losses            1,731,368        1,900,395
                                                                          -----------------------------

Noninterest income                                                              39,506           52,658
                                                                          -----------------------------
Noninterest expense:
   Compensation and employee benefits                                          448,901          579,952
   Other                                                                       248,935          258,392
                                                                          -----------------------------
                                                                               697,836          838,344
                                                                          -----------------------------
               Income before income taxes                                    1,073,038        1,114,709

Income taxes                                                                   402,400          422,300
                                                                          -----------------------------
              Net income                                                  $    670,638     $    692,409
                                                                          =============================

Basic earnings per share                                                  $       0.18     $       0.17
                                                                          =============================
Diluted earnings per share                                                $       0.18     $       0.17
                                                                          =============================
Dividends paid per share                                                  $       0.12     $       0.11
                                                                          =============================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Six Months Ended March 31, 1999 and 1998


                                                                                1999            1998
--------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                    $ 5,055,168     $ 5,227,983
   Investment Securities                                                      1,000,208       1,407,668
                                                                            ----------------------------
              Total interest income                                           6,055,376       6,635,651
Interest expense                                                              2,572,285       2,853,591
                                                                            ----------------------------
              Net interest income                                             3,483,091       3,782,060
Provision for loan losses
                                                                            ----------------------------
              Net interest income after provision for loan losses             3,483,091       3,782,060
                                                                            ----------------------------

Noninterest income                                                               75,279          73,437
                                                                            ----------------------------
Noninterest expense:
   Compensation and employee benefits                                           989,373       1,169,530
   Other                                                                        477,575         475,767
                                                                            ----------------------------
                                                                              1,466,948       1,645,297
                                                                            ----------------------------
              Income before income taxes                                      2,091,422       2,210,200

Income taxes                                                                    778,011         828,750
                                                                            ----------------------------
              Net income                                                    $ 1,313,411     $ 1,381,450
                                                                            ============================

Basic earnings per share                                                    $      0.34     $      0.34
                                                                            ============================
Diluted earnings per share                                                  $      0.34     $      0.33
                                                                            ============================
Dividends paid per share                                                    $      0.24     $      0.22
                                                                            ============================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 1999 and 1998


                                                                                1999           1998
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $ 1,313,411    $ 1,381,450
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                              18,000         18,000
      Increase in deferred income taxes                                            -             9,000
      Decrease in deferred compensation                                          (4,394)        (6,411)
      ESOP compensation credited to paid-in capital                              39,975        106,990
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                    (19,937)        40,269
           Accrued interest receivable                                          120,831         96,070
        Increase (decrease) in:
           Accrued expenses and other liabilities                               155,448         13,050
           Income taxes payable                                                  22,000       (208,600)
                                                                            ---------------------------
              Net cash provided by operating activities                       1,645,334      1,449,818
                                                                            ---------------------------
Cash Flows From Investing Activities
   Net decrease (increase) in loans receivable                                3,660,324     (2,897,321)
   Proceeds from maturities of held to maturity investment securities         6,000,000     18,000,000
    Purchase of held to maturity investment securities                                     (15,000,000)
   Purchase of nonmarketable equity securities                                   (2,800)       (18,300)
   Purchase of property and equipment                                          (130,118)       (16,968)
                                                                            ---------------------------
              Net cash provided by investing activities                       9,527,406         67,411
                                                                            ---------------------------


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended March 31, 1999 and 1998


                                                                                   1999             1998
--------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net decrease in deposits                                                    $  (4,268,771)   $   (531,291)
   Principal payment for ESOP debt                                                   130,000         130,000
   Cash dividends paid                                                            (1,547,996)     (1,543,832)
   Redemption of common stock                                                     (2,673,818)           -
   Increase in advance payments by borrowers
       for taxes and insurance                                                       562,454         588,752
                                                                                -----------------------------
              Net cash used in financing activities                               (7,798,131)     (1,356,371)
                                                                                -----------------------------
              Net increase in cash and cash equivalents                            3,374,609         160,858
Cash and cash equivalents:
   Beginning                                                                      29,462,356      33,087,640
                                                                                -----------------------------
   Ending                                                                      $  32,836,965    $ 33,248,498
                                                                                =============================
   Cash and cash equivalents:
       Cash and short-term investments:
       Interest-bearing                                                        $  29,111,210    $ 31,153,936
       Noninterest-bearing                                                           894,755         361,562
       Federal funds sold                                                          2,831,000       1,733,000
                                                                                -----------------------------
                                                                               $  32,836,965    $ 33,248,498
                                                                                =============================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                 $   2,573,475    $  2,851,596
                                                                                =============================
      Income taxes                                                             $     756,011    $  1,050,350
                                                                                =============================
Supplemental Disclosure of Noncash Investing and Financing
   Activities:
     Dividends declared and accrued                                            $     465,512    $    472,794
                                                                                =============================
      Transfer from loans to real estate acquired
        in settlement of loans                                                 $           -    $     51,749
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

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the six month period ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999 or any other interim period.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Corporation.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 3.   Dividends Declared

On March 31, 1999, the Board of Directors of the Corporation declared a dividend of $ .12 a share for stockholders of record as of April 12, 1999 and payable on April 23, 1999. The dividends declared were accrued and reported as other liabilities in the March 31, 1999 consolidated statement of financial condition.

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

Three months ended:

                                                                                 1999             1998
                                                                            -----------------------------
Weighted average shares outstanding                                           3,996,458        4,298,125
Less unallocated ESOP shares                                                    185,250          211,250
                                                                            -----------------------------
    Weighted average outstanding shares used for basic EPS                    3,811,208        4,086,875
Plus incremental shares from assumed issuance
   of stock options                                                                               71,735
                                                                            -----------------------------
    Weighted average outstanding shares used for diluted EPS                  3,811,208        4,158,610
                                                                            =============================

Net income                                                                  $   670,638      $   692,409
                                                                            =============================

Basic earnings per share                                                    $      0.18      $      0.17
                                                                            =============================
Diluted earnings per share                                                  $      0.18      $      0.17
                                                                            =============================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
Note 4.   Earnings Per Share (Continued)

Six months ended:

                                                                      1999               1998
                                                                 --------------------------------
Weighted average shares outstanding                                4,040,315           4,298,125
Less unallocated ESOP shares                                         188,500             214,500
                                                                 --------------------------------
    Weighted average outstanding shares used for basic EPS         3,851,815           4,083,625
Plus incremental shares from assumed issuance
   of stock options                                                                       71,735
                                                                 --------------------------------
    Weighted average outstanding shares used for diluted EPS       3,851,815           4,155,360
                                                                 ================================

Net income                                                       $ 1,313,411         $ 1,381,450
                                                                 ================================

Basic earnings per share                                         $      0.34         $      0.34
                                                                 ================================
Diluted earnings per share                                       $      0.34         $      0.33
                                                                 ================================


Note 5.   Restricted Stock Plan

Under the Restricted Stock Plan ("RSP"), 171,925 shares of common stock were authorized for grant to directors and key employees and vested over a 5 year period, which began vesting in October, 1997. Effective March 31, 1999, all awards previously granted to directors under the RSP that have not as of March 17, 1999, become 100% earned and nonforfeitable, shall thereafter become earned and nonforfeitable at the rate of one-sixth of the March 17, 1999 unearned awards until October 17, 2004. This will result in a reduction of the cost of the plan from approximately $512,000 to $286,000 for the years 1999 through 2001, and to approximately $226,000 for the years 2002 through 2004.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 1999 and September 30, 1998:

Total assets decreased to $166.4 million at March 31, 1999 compared to $172.7 million at September 30, 1998. The decrease was mainly attributed to a decrease in cash and investments of $2.6 million and loans receivable of $3.7 million. The decrease in cash is principally attributable to a 5% stock repurchase plan of $2.7 million, which began in February, 1999 and was completed in March, 1999. As a result of this plan, 203,950 shares were repurchased. Investments and other short term interest earning assets amounted to $36.1 million at March 31, 1999. Net loans receivable amounted to $128.0 million at March 31, 1999. Approximately 99% of the Corporation's assets were interest earning at March 31, 1999, and approximately 78% of such interest earning assets were held in the form of loans receivable.

Savings deposits decreased by $4.3 million during the period and amounted to $106.2 million at March 31, 1999. The Association had no borrowings outstanding during or at the end of the six month period ended March 31, 1999, but had guaranteed the repayment of the ESOP's note payable to the Corporation which was originated on April 3, 1996 in order for the ESOP to purchase 260,000 shares of common stock in the Corporation. The Corporation's note receivable from the ESOP, which amounted to $1.8 million at March 31, 1999 net of a $130,000 principal repayment during the period, is reported as a reduction of stockholders' equity. Retained earnings increased by $.4 million to $24.1 million at March 31, 1999, which is attributable to the Corporation's consolidated earnings during the six months ended March 31, 1999, less dividends accrued for the period.

At March 31, 1999, the Corporation's stockholders' equity amounted to $58.2 million, which as a percentage of total assets was 35.0%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $45.3 million at March 31, 1999 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .19% and .15% at March 31, 1999 and September 30, 1998, respectively. The Association's level of nonperforming loans was .21% at March 31, 1998. During the quarter ended March 31, 1999, the Association's level of nonperforming loans remained consistently low in relation to total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at march 31, 1999, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Six Months Ended March 31, 1999 and 1998:

General. Net income for the three and six months period ended March 31, 1999 was $671,000 and $1,313,000, respectively, or $21,000 and $68,000 less than the
$692,000 and $1,381,000 earned during the same periods in 1998. The decrease in net income was primarily attributable to a decrease in net interest income for the three months period and the six months period ended March 31, 1999 as compared to the same periods in 1998.

Interest Income. Interest income decreased by $337,000 from $3.3 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. Interest income decreased by $580,000 from $6.6 million for the six months ended March 31, 1998 to $6.1 million for the six months ended March 31, 1999. These decreases were attributable to the overall decrease in net loans receivable and cash and investments.

Interest Expense. Interest expense decreased by $168,000 from $1.4 million for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. Interest expense decreased by $281,000 from $2.9 million for the six months ended March 31, 1998 to $2.6 million for the six months ended March 31, 1999. The Association's savings deposits decreased by $4.3 million during the six month period and the cost of funds for the same period decreased from approximately 5.05% to approximately 4.75%. The Association's cost of funds which approximated 4.95% for the quarter ended March 31, 1998 decreased to approximately 4.55% for the quarter ended March 31, 1999.

Noninterest Income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $40,000 and $75,000 for the three and six months ended March 31, 1999, and $53,000 and $73,000 for the three and six months ended March 31, 1998, respectively.

Noninterest Expense. Noninterest expense decreased by $140,000 to $698,000 for the three months period ended March 31, 1999 from $838,000 for the comparable quarter in 1998. For the six months period ended March 31, 1999, noninterest expense amounted to $1.5 million, a decrease of $178,000 from the $1.6 million reported for the six months ended March 31, 1998. The decrease in noninterest expense for each period is principally due to a decrease in employee and director benefits.

Year 2000 Issue. The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Association and its operations may be affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Association's direct control and with whom the Association electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems,

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Year  2000 Issue (Continued)

and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Association could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

     (3)  Renovation.  Program  enhancements,  hardware and  software  upgrades,
          system  replacements,  and  vendor  certifications.   This  phase  was
          completed in February 1999.

     (4) Validation. Test and verify system changes and coordinate with outside parties. This phase was completed in April 1999.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Year 2000 Issue (Continued)

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

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                     Impact of Inflation and Changing Prices

The consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Corporation are primarily monetary in nature and changes in interest rates have a greater impact on the Corporation's performance than do the effects of inflation.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

There were no significant changes for the six months ended March 31, 1999 from the information presented in the annual report on Form 10-K for the year ended September 30, 1998, concerning quantitative and qualitative disclosures about market risk.

Part II.  OTHER INFORMATION

        Item 1.   Legal Proceedings
                  The Company is not engaged in any legal proceedings at the present time. From time to time, the Association is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a similar nature.
        Item 2.   Changes in Securities
                  None
        Item 3.   Defaults Upon Senior Securities
                  None
        Item 4.   Submission of Matters to a Vote of Security Holders
                  On January 27, 1999, the annual meeting of stockholders was held to consider and vote upon the election of three directors of the Company and to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending September 30, 1999. All items were approved by the stockholders as shown below:

                  Vote concerning the election of directors of the Company:

                                      For        Against    Abstain     Total
                                  ----------------------------------------------
                    Grantham        3,596,122    155,311       0      3,751,433
                    Ray             3,595,504    155,929       0      3,751,433
                    Reaves, Jr.     3,596,578    154,855       0      3,751,433


                  Vote concerning ratification of McGladrey & Pullen, LLP as independent auditors for the year ended September 30, 1999:

                                      For        Against    Abstain     Total
                                  ----------------------------------------------
                                    3,697,564     29,489    24,380    3,751,433


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

                                              Green Street Financial Corp


         Dated  May 12, 1999                  By: /s/ H. D. Reaves, Jr.
                                                  ------------------------------
                                                  H. D. Reaves, Jr.
                                                  President and CEO


         Dated  May 12, 1999                  By: /s/ John C. Pate
                                                  ------------------------------
                                                  John C. Pate
                                                  Senior Vice President and CFO