Form 10-Q
period 1999-06-30
GREEN STREET FINANCIAL CORP
filed 1999-08-13
CIK 1005017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1999
                                         ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ---------------

                         Commission File Number 0-27620
                                                -------

                           Green Street Financial Corp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                              56-1951478
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

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

As of August 10, 1999 there were issued and outstanding 3,879,269 shares of the Registrant's common stock, no par value.

                   Green Street Financial Corp and Subsidiary

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                            Pages
                                                                          -----
   Item 1.  Condensed Consolidated Financial Statements
     Statements of financial condition at September 30, 1998
       and June 30, 1999 (unaudited)                                         1-2
     Statements of income for the three months ended
       June 30, 1998 (unaudited) and
       June 30, 1999 (unaudited)                                               3
     Statements of income for the nine months ended
       June 30, 1998 (unaudited) and
       June 30, 1999 (unaudited)                                               4
     Statements of cash flows for the nine months ended
       June 30, 1998 (unaudited) and
       June 30, 1999 (unaudited)                                             5-6
     Notes to condensed consolidated financial statements                    7-9

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10-14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 16
   Item 2.  Changes in Securities and Use of Proceeds                         16
   Item 3.  Defaults upon Senior Securities                                   16
   Item 4.  Submission of Matters to a Vote of Security Holders               16
   Item 5.  Other Information                                                 16
   Item 6.  Exhibits and Reports on Form 8-K                                  16

   Signatures                                                                 17

Green Street Financial Corp and subsidiary


CONDENSED Consolidated Statements of Financial Condition
June 30, 1999 and September 30, 1998

                                                   June 30,        September 30,
Assets                                               1999              1998
--------------------------------------------------------------------------------
                                                  (Unaudited)
Cash and short-term cash investments:
   Interest-earning                           $     31,947,835 $     27,817,856

   Noninterest-earning                                 259,173          171,500
    Federal funds sold                               4,508,000        1,473,000
Investment securities:
   Held to maturity, at amortized cost                      --        9,000,000
   Nonmarketable equity securities                   1,147,500        1,144,700
Loans receivable, net                              126,569,597      131,697,916
Accrued interest receivable, investments                35,700          180,301
Real estate acquired in settlement of loans             34,521           34,521
Property and equipment, net                            452,308          349,190
Prepaid expenses and other assets                      741,190          835,561
                                              ----------------------------------




             Total Assets                     $    165,695,824 $    172,704,545
                                              ==================================

See Notes to Condensed Consolidated Financial Statements.





                                                                      June 30,         September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999              1998
----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Liabilities:
   Deposits                                                       $    104,832,199 $    110,459,780
   Advance payments by borrowers for taxes and insurance                 1,009,713          208,998
   Income taxes payable                                                      4,000               --
   Accrued expenses and other liabilities                                  488,862          222,918
   Dividends payable                                                       504,305        1,102,469
   Deferred compensation                                                   370,833          377,804
                                                                  ---------------------------------
              Total liabilities                                        107,209,912      112,371,969
                                                                  ---------------------------------
Stockholders' equity:
   Preferred stock, no par value, authorized 1,000,000 shares;
      none issued                                                               --               --
   Common stock, no par value, authorized 10,000,000 shares;
      issued and outstanding 3,879,269 shares                                   --               --
   Additional paid-in capital                                           35,927,729       38,550,912
   Unearned ESOP shares                                                 (1,755,000)      (1,950,000)
   Retained earnings, substantially restricted                          24,313,183       23,731,664
                                                                  ---------------------------------
              Total  stockholders' equity                               58,485,912       60,332,576
                                                                  ---------------------------------
              Total liabilities and stockholders' equity          $    165,695,824 $    172,704,545
                                                                  =================================



GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three Months Ended June 30, 1999 and 1998



                                                                                 1999                1998
-----------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                  $      2,414,308 $      2,631,266
   Investment Securities                                                           456,929          641,498
                                                                          ---------------------------------
              Total interest income                                              2,871,237        3,272,764
Interest expense                                                                 1,178,019        1,367,282
                                                                          ---------------------------------
              Net interest income                                                1,693,218        1,905,482
Provision for loan losses                                                               --               --
                                                                          ---------------------------------
              Net interest income after provision for loan losses                1,693,218        1,905,482
                                                                          ---------------------------------

Noninterest income                                                                  19,060           25,117
                                                                          ---------------------------------
Noninterest expense:
   Compensation and employee benefits                                              441,277          576,510
   Other                                                                           216,864          227,314
                                                                          ---------------------------------
                                                                                   658,141          803,824
                                                                          ---------------------------------
               Income before income taxes                                        1,054,137        1,126,775

Income taxes                                                                       393,500          425,900
                                                                          ---------------------------------
              Net income                                                  $        660,637 $        700,875
                                                                          =================================


Basic earnings per share                                                  $           0.18 $           0.17
                                                                          =================================
Diluted earnings per share                                                $           0.18 $           0.17
                                                                          =================================
Dividends paid per share                                                  $           0.13 $           0.12
                                                                          =================================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Nine Months Ended June 30, 1999 and 1998



                                                                          1999                1998
----------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                             $     7,469,476 $     7,859,248
   Investment Securities                                                   1,457,137       2,049,167
                                                                     -------------------------------
              Total interest income                                        8,926,613       9,908,415
Interest expense                                                           3,750,305       4,220,873
                                                                     -------------------------------
              Net interest income                                          5,176,308       5,687,542
Provision for loan losses
                                                                     -------------------------------
              Net interest income after provision for loan losses          5,176,308       5,687,542
                                                                     -------------------------------

Noninterest income                                                            94,339          98,554
                                                                     -------------------------------
Noninterest expense:
   Compensation and employee benefits                                      1,430,650       1,746,040
   Other                                                                     694,438         703,081
                                                                     -------------------------------
                                                                           2,125,088       2,449,121
                                                                     -------------------------------
              Income before income taxes                                   3,145,559       3,336,975

Income taxes                                                               1,171,511       1,254,650
                                                                     -------------------------------
              Net income                                             $     1,974,048 $     2,082,325
                                                                     ===============================

Basic earnings per share                                             $          0.52 $          0.51
                                                                     ===============================
Diluted earnings per share                                           $          0.52 $          0.50
                                                                     ===============================
Dividends paid per share                                             $          0.37 $          0.34
                                                                     ===============================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 30, 1999 and 1998



                                                                                  1999            1998
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income                                                               $     1,974,048 $    2,082,325
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  27,000         27,000
        Net loss (gain) on disposal of real estate acquired
             in settlement of loans                                                      --          2,308
      Increase in deferred income taxes                                                  --         17,000
      Decrease in deferred compensation                                              (6,971)        (8,227)
      ESOP compensation credited to paid-in capital                                  50,635        151,060
      Changes in assets and liabilities:
        (Increase) decrease in:
           Prepaid expenses and other assets                                         94,371        115,394
           Accrued interest receivable                                              144,601        (22,683)
        Increase (decrease) in:
           Accrued expenses and other liabilities                                   265,944        202,405
           Income taxes payable                                                       4,000       (196,400)
                                                                            ------------------------------
              Net cash provided by operating activities                           2,553,628      2,370,182
                                                                            ------------------------------
Cash Flows From Investing Activities
   Net decrease (increase) in loans receivable                                    5,128,319     (2,174,396)
   Proceeds from sale of real estate acquired in settlement of loans                     --         14,920
   Proceeds from maturities of held to maturity investment securities             9,000,000     18,000,000
   Purchase of held to maturity investment securities                                    --    (21,000,000)
   Purchase of nonmarketable equity securities                                       (2,800)       (18,300)
   Purchase of property and equipment                                              (130,118)       (67,902)
                                                                            ------------------------------
              Net cash provided by (used in) investing activities                13,995,401     (5,245,678)
                                                                            ------------------------------


GREEN STREET FINANCIAL CORP AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended June 30, 1999 and 1998



                                                                                   1999           1998
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net decrease in deposits                                                 $    (5,627,581)$    (2,440,751)
   Principal payment for ESOP debt                                                  195,000         195,000
   Cash dividends paid                                                           (1,990,693)     (1,992,446)
   Redemption of common stock                                                    (2,673,818)     (3,545,957)
   Increase in advance payments by borrowers
       for taxes and insurance                                                      800,715         839,094
                                                                            -------------------------------
              Net cash used in financing activities                              (9,296,377)     (6,945,060)
                                                                            -------------------------------
              Net increase in cash and cash equivalents                           7,252,652      (9,820,556)
Cash and cash equivalents:
   Beginning                                                                     29,462,356      33,087,640
                                                                            -------------------------------
   Ending                                                                   $    36,715,008 $    23,267,084
                                                                            ===============================
   Cash and cash equivalents:
       Cash and short-term investments:
       Interest-bearing                                                     $    31,947,835 $    19,405,018
       Noninterest-bearing                                                          259,173         605,066
       Federal funds sold                                                         4,508,000       3,257,000
                                                                            -------------------------------
                                                                            $    36,715,008 $    23,267,084
                                                                            ===============================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                              $     3,753,694 $     4,220,993
                                                                            ===============================
      Income taxes                                                          $     1,167,511 $     1,451,050
                                                                            ===============================
Supplemental Disclosure of Noncash Investing and Financing
   Activities:
     Dividends declared and accrued                                         $       504,305 $       489,986
                                                                            ===============================

See Notes to Condensed Consolidated Financial Statements.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


Note 1.  Nature of Business

In December 1995, pursuant to a Plan of Conversion, Home Federal Savings and Loan Association (the "Association" or "Home Federal") amended and restated its charter to effect its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, and became a wholly-owned subsidiary of Green Street Financial Corp (the "Corporation") a holding company formed in connection with the Conversion. The Corporation's principal business activities consist solely of the ownership of Home Federal, a loan to the Employee Stock Ownership Plan (the "ESOP") for its purchase of common stock and the investment of its portion of the net proceeds received in the Conversion.

The Association accepts deposits and other sources of funds to enable it to originate one-to-four family residential loans within its primary lending area of Cumberland and Robeson counties in North Carolina. These loans are secured by the underlying properties.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the nine month period ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999 or any other interim period.

The accounting policies followed are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the 1998 annual report of the Corporation.


Note 3.  Dividends  Declared

On June 28, 1999, the Board of Directors of the Corporation declared a dividend of $ .13 a share for stockholders of record as of July 12, 1999 and payable on July 23, 1999. The dividends declared were accrued and reported as other liabilities in the June 30, 1999 consolidated statement of financial condition.

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


Three months ended June 30, :
                                                                        1999             1998
                                                                ---------------------------------
Weighted average shares outstanding                                    3,879,269        4,276,654
Less unallocated ESOP shares                                             178,750          204,750
                                                                ---------------------------------
    Weighted average outstanding shares used for basic EPS             3,700,519        4,071,904
Plus incremental shares from assumed issuance
   of stock options                                                           --           47,195
                                                                ---------------------------------
    Weighted average outstanding shares used for diluted EPS           3,700,519        4,119,099
                                                                =================================

Net income                                                      $        660,637 $        700,875
                                                                =================================

Basic earnings per share                                        $           0.18 $           0.17
                                                                =================================
Diluted earnings per share                                      $           0.18 $           0.17
                                                                =================================

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


Note 4.  Earnings Per Share (Continued)
Nine months ended June 30, :

                                                                      1999             1998
                                                                ---------------------------------
Weighted average shares outstanding                                    3,986,633        4,290,968
Less unallocated ESOP shares                                             185,250          211,250
                                                                ---------------------------------
    Weighted average outstanding shares used for basic EPS             3,801,383        4,079,718

Plus incremental shares from assumed issuance
   of stock options                                                           --           68,104
                                                                ---------------------------------
    Weighted average outstanding shares used for diluted EPS           3,801,383        4,147,822
                                                                =================================

Net income                                                      $      1,974,048 $      2,082,325
                                                                =================================

Basic earnings per share                                        $           0.52 $           0.51
                                                                =================================
Diluted earnings per share                                      $           0.52 $           0.50
                                                                =================================


Note 5. Restricted Stock Plan

Under the Restricted Stock Plan ("RSP"), 171,925 shares of common stock were authorized for grant to directors and key employees and vested over a 5 year period, which began vesting in October, 1997. Effective March 31, 1999, all awards previously granted to directors under the RSP that have not as of March 17, 1999, become 100% earned and nonforfeitable, shall thereafter become earned and nonforfeitable at the rate of one-sixth of the March 17, 1999 unearned awards until October 17, 2004. This will result in a reduction of the cost of the plan from approximately $512,000 to $286,000 for the years 1999 through 2001, and to approximately $226,000 for the years 2002 through 2004. In the event of a change of control of the Company, all shares allocated to the participants in the RSP will become fully vested (see Note 6).

Note 6.  Subsequent Event

On August 9, 1999, the Company entered into a definitive merger agreement with NewSouth Bancorp, Inc. and its banking subsidiary, NewSouth Bank, a North Carolina chartered commercial bank, headquartered in Washington, North Carolina (collectively, the "Acquiror"). Under the terms of the Agreement, the Acquiror will purchase each outstanding common share of the Company for $15.25. Consummation of the merger is subject to approval by bank regulatory authorities and the shareholders of the Company. The merger is expected to be completed in the fourth calendar quarter of 1999.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

On August 9, 1999, the Company entered into a definitive merger agreement with NewSouth Bancorp, Inc. and its banking subsidiary, NewSouth Bank, a North Carolina chartered commercial bank, headquartered in Washington, North Carolina (collectively, the "Acquiror"). Under the terms of the Agreement, the Acquiror will purchase each outstanding common share of the Company for $15.25. Consummation of the merger is subject to approval by bank regulatory authorities and the shareholders of the Company. The merger is expected to be completed in the fourth calendar quarter of 1999.

Comparison of Financial Condition at June 30, 1999 and September 30, 1998:

Total assets decreased by $7.0 million, or 4.0% to $165.7 million at June 30, 1999 from $172.7 million at September 30, 1998. Net loans receivable decreased by $5.1 million during the nine month period and amounted to $126.6 million at June 30, 1999. The Company received $9.0 million in proceeds from maturities of investment securities held to maturity, the majority of the proceeds were invested in interest-earning cash and federal funds sold.

At June 30, 1999, the Corporation's stockholders' equity amounted to $58.5 million, which as a percentage of total assets was 35.3%. As a Federally chartered savings and loan association, the Association is required to meet three separate capital standards established by the Office of Thrift Supervision. The Association's stand-alone equity was $45.4 million at June 30, 1999 and was substantially in excess of all such capital requirements.

The Association's level of nonperforming loans, defined as loans past due 90 days or more, as a percentage of loans outstanding, was .21% and .15% at June 30, 1999 and September 30, 1998, respectively. During the quarter ended June 30, 1999, the Association's level of nonperforming loans remained consistently low in relation to total loans outstanding, and the Association did not incur any loan losses. Based on management's analysis of the adequacy of its allowances at June 30, 1999, no additional provision for loan losses was made during the quarter.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Operating Results for the Three and Nine Months Ended June 30, 1999 and 1998:

General. Net income for the three and nine months period ended June 30, 1999 was $661,000 and $1,974,000, respectively, or $40,000 and $108,000 less than the
$701,000 and $2,082,000 earned during the same periods in 1998. The decrease in net income was primarily attributable to a decrease in net interest income for the three months period and the nine months period ended June 30, 1999 as compared to the same periods in 1998.

Interest Income. Interest income decreased by $402,000 from $3.3 million for the three months ended June 30, 1998 to $2.9 million for the three months ended June 30, 1999. Interest income decreased by $1.0 million from $9.9 million for the nine months ended June 30, 1998 to $8.9 million for the nine months ended June 30, 1999. These decreases were attributable to the overall decrease in net loans receivable and cash and investments.

Interest Expense. Interest expense decreased by $189,000 from $1.4 million for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999. Interest expense decreased by $471,000 from $4.2 million for the nine months ended June 30, 1998 to $3.8 million for the nine months ended June 30, 1999. The Association's savings deposits decreased by $5.6 million during the nine month period and the cost of funds for the same period decreased from approximately 5.05% to approximately 4.65%. The Association's cost of funds which approximated 4.92% for the quarter ended June 30, 1998 decreased to approximately 4.70% for the quarter ended June 30, 1999.

Noninterest Income. Noninterest income has historically been immaterial in relation to the Association's overall operations. Noninterest income amounted to $19,000 and $94,000 for the three and nine months ended June 30, 1999, and $25,000 and $99,000 for the three and nine months ended June 30, 1998, respectively.

Noninterest Expense. Noninterest expense decreased by $146,000 to $658,000 for the three months period ended June 30, 1999 from $804,000 for the comparable quarter in 1998. For the nine months period ended June 30, 1999, noninterest expense amounted to $2.1 million, a decrease of $324,000 from the $2.4 million reported for the nine months ended June 30, 1998. The decrease in noninterest expense for each period is principally due to a decrease in employee and director benefits.

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

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Year 2000 Issue (Continued)

     (5) Implementation. Components certified as Year 2000 compliant and moved to production. This phase was completed in July 1999.

Third party vendors provide the majority of software used by the Association. All of the Association's vendors are aware of the Year 2000 situation, and each has assured the Association that it is currently has software that is compliant, and testing for the critical applications began in April 1998. This will enable the Association to devote substantial time to the testing to the upgraded systems prior to the arrival of the millennium. The Association utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Company with a software version which has been certified to be Year 2000 compliant. Testing by the Association has been completed to verify compliance for its application and usage. The Association presently believes that with modifications to existing software and conversions to new software that it is currently undertaking, the Year 2000 Problem will be mitigated without causing an adverse impact on the operations of the Association. However, a contingency plan has been developed and approved by the Board of Directors. As part of that plan, the Association has contracted with its third party vendor, so that if their usual operational center is not functioning, an individual from the Association will be able to post transactions in the Orlando center. In the event this center is also not operational, the Association has obtained the necessary equipment and supplies to operate by posting transactions manually.

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


                Special Note Regarding Forward-Looking Statements

Statements herein regarding estimated future expense levels and other matters may constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties. Undue reliance should not be placed on this information. These estimates are based on the current expectations of management, which may change in the future due to a large number of potential events, including unanticipated developments.

GREEN STREET FINANCIAL CORP AND SUBSIDIARY


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------


There were no significant changes for the nine months ended June 30, 1999 from the information presented in the annual report on Form 10-K for the year ended September 30, 1998, concerning quantitative and qualitative disclosures about market risk.

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

                                           Green Street Financial Corp

         Dated August 13, 1999             By: s/s H. D. Reaves, Jr.
                                               ---------------------------------
                                               H. D. Reaves, Jr.
                                               President and CEO

         Dated August 13, 1999             By: s/s John C. Pate
                                               ---------------------------------
                                               John C. Pate
                                               Senior Vice President and CFO